Form 10-Q
period 2002-12-31
IMPAC MEDICAL SYSTEMS INC
filed 2003-02-05
CIK 1026448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT OF SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-50082

IMPAC MEDICAL SYSTEMS, INC.

Delaware	94-3109238
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 West Evelyn Avenue, Mountain View, California 94041

(Address of principle executive offices)

(650) 623-8800

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes  ☒  No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes

☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of February 4, 2003	9,337,730

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

The statements contained in this Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future. Forward looking statements include statements regarding the Company’s business strategy, timing of, and plans for, the introduction of new products and enhancements, future sales, market growth and direction, competition, market share, revenue growth, operating margins and profitability. All forward looking statements included in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statement. Actual results could differ materially from the Company’s current expectations. Factors that could cause or contribute to such differences include the Company’s ability to expand outside the radiation oncology market or expand into international markets, lost sales or lower sales prices due to competitive pressures, ability to integrate its products successfully with related products and systems in the medical services industry, reliance on distributors and manufacturers of oncology equipment to market its products, and other factors and risks discussed in the Company’s final prospectus dated November 20, 2002 and other reports filed by the Company from time to time with the Securities and Exchange Commission.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2002	September 30, 2002
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$46,561	$23,432
Available-for-sale securities	277	385
Accounts receivable, net	10,290	7,791
Income tax refund receivable	685	686
Inventories	57	86
Deferred income taxes	712	712
Prepaid expenses and other current assets	2,595	3,281

Total current assets	61,177	36,373

Available-for-sale securities	3,109	3,156
Property and equipment, net	3,541	3,379
Deferred income taxes	864	864
Goodwill and other intangible assets, net	1,789	1,892
Other assets	414	341

Total assets	$70,894	$46,005

Liabilities, Redeemable Convertible Preferred Stock, Common Stock Subject to Rescission Rights and Stockholders’ Equity
Current liabilities:
Customer deposits	$10,043	$9,829
Accounts payable	866	872
Accrued liabilities	2,087	3,252
Income taxes payable	1,186	1,950
Deferred revenue	9,067	8,194
Capital lease obligations	67	65

Total current liabilities	23,316	24,162

Customer deposits	92	92
Capital lease obligations, non-current	97	114

Total liabilities	23,505	24,368

Redeemable convertible preferred stock	—	14,489

Common stock subject to rescission rights	98	—

Stockholders’ equity:
Preferred stock	—	—
Common stock	9	6
Additional paid-in capital	42,238	1,144
Accumulated other comprehensive loss	(2)	(1)
Retained earnings	5,046	5,999

Total stockholders’ equity	47,291	7,148

Total liabilities, redeemable convertible preferred stock, common stock subject to rescission rights and stockholders’ equity	$70,894	$46,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2002	2001
(In thousands, except per share amounts)
Sales:
Software license and other, net	$7,825	$5,248
Maintenance and services	4,383	3,368

Total net sales	12,208	8,616
Cost of sales:
Software license and other, net	2,040	1,699
Maintenance and services	1,701	848

Total cost of sales	3,741	2,547

Gross profit	8,467	6,069

Operating expenses:
Research and development	2,112	1,716
Sales and marketing	3,173	2,836
General and administrative	1,131	778
Amortization of intangible assets	102	91

Total operating expenses	6,518	5,421

Operating income	1,949	648
Interest expense	(6)	(7)
Interest and other income	83	115

Income before provision for income taxes	2,026	756
Provision for income taxes	(750)	(279)

Net income	1,276	477
Accretion of redeemable convertible preferred stock	(2,229)	(1,804)

Net loss attributable to common stockholders	$(953)	$(1,327)

Net loss per common share, basic and diluted	$(0.13)	$(0.22)

Weighted-average shares used in computing net loss per common share, basic and diluted	7,469	6,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2002	2001
(In thousands)
Cash flows from operating activities:
Net income	$1,276	$477
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	402	344
Amortization of goodwill and other intangible assets	102	91
Provision for doubtful accounts	50	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,549)	668
Inventories	29	—
Prepaid expenses and other current assets	672	(130)
Other assets	(71)	7
Customer deposits	214	761
Accounts payable	(5)	(189)
Accrued liabilities	(1,142)	(1,307)
Income tax payable/refund receivable	(749)	114
Deferred revenue	856	734

Net cash provided by (used in) operating activities	(915)	1,570

Cash flows from investing activities:
Acquisition of property and equipment	(565)	(409)
Payments for MC2 acquisition	—	(250)
Purchases of available-for-sale securities	(7,648)	(1,364)
Proceeds from sales of available-for-sale securities	46	1,135
Proceeds from maturities of available-for-sale securities	7,764	238

Net cash used in investing activities	(403)	(650)

Cash flows from financing activities:
Principal payments on capital leases	(15)	(14)
Proceeds from the issuance of common stock, net	24,477	33
Repurchase of common stock	—	(14)

Net cash provided by financing activities	24,462	5

Effect of exchange rates on cash	(15)	—
Net increase in cash and cash equivalents	23,129	925
Cash and cash equivalents at beginning of period	23,432	12,456

Cash and cash equivalents at end of period	$46,561	$13,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IMPAC Medical Systems, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003, or for any future period. The balance sheet at September 30, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2002 included in the Company’s final prospectus dated November 20, 2002.

NOTE 2—Initial Public Offering

On November 20, 2002, the Company completed an initial public offering in which it sold 1,875,000 shares of common stock at $15.00 per share for net cash proceeds of approximately $24.4 million, net of underwriting discounts, commissions and other offering costs. Upon the closing of the offering, all of the Company’s outstanding shares of redeemable convertible preferred stock automatically converted into 1,238,390 shares of common stock. In addition to the shares sold by the Company, an additional 312,500 shares were sold by selling stockholders on the date of the offering and 328,125 shares were sold by selling stockholders in the exercise of the underwriters’ over-allotment option during December 2002.

NOTE 3—Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s final prospectus dated November 20, 2002 for the year ended September 30, 2002. With the exception of the new significant accounting policies set forth below, the Company’s significant accounting policies have not materially changed as of December 31, 2002.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. As of December 31, 2001 and 2002, inventory is comprised entirely of finished goods.

Goodwill and other intangible assets

Intangible assets other than goodwill are stated at cost and amortized on a straight-line basis over four to five years. Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17 (“APB No. 17”), “Intangible Assets.” In accordance with SFAS No. 142, the Company has reclassified acquired workforce intangible assets to goodwill, has ceased amortizing goodwill and will perform an assessment for impairment at least annually by applying a fair-value based test.

The annual goodwill impairment test was completed during the first quarter of fiscal 2003, and it was determined that there was no impairment of goodwill at that time. For comparative purposes, the following table illustrates the Company’s net loss attributable to common stockholders adjusted to exclude goodwill amortization expense as if amortization had ceased October 1, 2001:

In thousands, except per share amounts	Three Months Ended December 31,
	2002	2001
Net loss attributable to common stockholders as reported	$(953)	$(1,327)
Amortization of goodwill	—	20

Adjusted net loss attributable to common stockholders	$(953)	$(1,307)

Net loss per common share, basic and diluted
As reported	$(0.13)	$(0.22)

As adjusted	$(0.13)	$(0.22)

Redeemable convertible preferred stock

Upon the closing of the Company’s initial public offering, all outstanding shares of redeemable convertible preferred stock automatically converted into shares of common stock. Prior to the conversion, the carrying value of the redeemable convertible preferred stock was increased by periodic accretions using the effective interest method, so that the carrying amount would equal the redemption value at the redemption date. These increases were effected through charges against retained earnings and were carried out through the initial public offering closing date. Because the redeemable convertible preferred stock automatically converted into common stock upon the closing of the initial public offering, the non-cash accretion charges are no longer required and will not be applied in future quarters.

Accounting for stock-based compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS No. 148”) which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002; however, early adoption is permitted. The Company has elected to early adopt SFAS No. 148 and all related disclosures are included herein.

The Company uses the intrinsic value method of APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” in accounting for its employee stock options, and presents disclosure of pro forma information required under SFAS No. 123, as amended by SFAS No. 148. No compensation expense is included in the net loss attributable to common stockholders as reported during the three months ended December 31, 2002 and 2001.

Other comprehensive loss

Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on available-for-sale securities and cumulative translation adjustments represent the components of comprehensive loss that were excluded from the net loss attributable to common stockholders.

During the three months ended December 31, 2001, the only component of accumulated other comprehensive loss was unrealized gains (losses) on available-for-sale securities. The following table lists the beginning balance, the change during the three months ended December 31, 2002 and ending balance of each component of accumulated other comprehensive loss:

	Unrealized gains (losses) on securities	Foreign currency translation adjustments	Accumulated other comprehensive loss
	(in thousands)
Balances, October 1, 2002	$(1)	$—	$(1)
Change during the three months ended December 31, 2002	5	(6)	(1)

Balances, December 31, 2002	$4	$(6)	$(2)

Net loss per common share

Basic and diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of vested common shares outstanding for the period.

A reconciliation of the numerator and denominator used in the basic and diluted net loss per share follows.

	Three Months Ended December 31,
	2002	2001
	(in thousands)
Numerator
Net income	$1,276	$477
Accretion of redeemable convertible preferred stock	(2,229)	(1,804)

Net loss attributable to common stockholders	$(953)	$(1,327)

Denominator
Weighted-average shares used in computing basic and diluted net loss per common share	7,469	6,025

The following outstanding options and redeemable convertible preferred stock were excluded from the computation of diluted net loss per share as their effect is antidilutive:

	December 31,
	2002	2001
	(in thousands)
Options to purchase common stock	626	326
Redeemable convertible preferred stock	—	1,238

Recent accounting pronouncements

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The Company has adopted SFAS No. 144 effective October 1, 2002. This adoption has not had a material impact on the Company’s financial statements and related disclosures.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which eliminated inconsistencies between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and for transactions occurring after May 15, 2002. The Company has adopted SFAS No. 145 effective October 1, 2002. This adoption has not had a material impact on the Company’s financial statements and related disclosures.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” which addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect adoption of SFAS No. 146 to have a material impact on its financial position or on its results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company expects that the adoption of EITF Issue No. 00-21 to have no material impact on its financial position or on its results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company expects that the adoption of FIN 46 to have no material impact on its financial statements.

NOTE 4—Common Stock Subject to Rescission Rights

Prior to the effectiveness of the Company’s registration statement for its initial public offering, an officer of the Company sent an email to 15 friends whom he had designated as potential purchasers of common stock in a directed share program in connection with the initial public offering. The email requested that the recipients send an indication of interest to the officer. The email was not accompanied by a preliminary prospectus and may have constituted a prospectus that does not meet the requirements of the Securities Act of 1933. The email was promptly followed by telephone conversations advising recipients that they could indicate an interest in purchasing shares only after they had received a preliminary prospectus. If the email did constitute a violation of the Securities Act of 1933, the recipients of the letter who purchased common stock in the Company’s initial public offering could have the right, for a period of one year from the date of their purchase of common stock, to obtain recovery of the consideration paid in connection with their purchase of common stock or, if they had already sold the stock, sue the

Company for damages resulting from their purchase of common stock. The Company has classified a total of 6,500 shares issued with rescission rights outside of stockholders’ equity, as the redemption features are not within the control of the Company.

NOTE 5—Stockholders’ Equity

Reincorporation

On October 29, 2002, the Company’s Board of Directors and stockholders approved the reincorporation of the Company in the state of Delaware, which became effective on November 13, 2002. Under the terms of its Certificate of Incorporation, the Company is authorized to issue 60,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. The Board of Directors has the authority to issue the undesignated preferred stock in one or more series and to fix the rights preferences, privileges and restrictions thereof. The accompanying condensed consolidated financial statements have been retroactively restated to give effect to the reincorporation.

Stock-based compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123 as amended by SFAS No. 148. The Company calculates the fair value of each option on the date of grant using a fair-value based method as prescribed by SFAS No. 123. No options were granted during the three months ended December 31, 2002 and 2001.

As the determination of fair value of all options granted after the Company’s initial public offering include an expected volatility factor in addition to the risk free interest rate, expected term and expected dividends, the following results may not be representative of future periods.

Had compensation costs been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s total stock-based compensation cost, pro-forma net loss attributable to common stockholders and pro-forma net loss per common share, basic and diluted, would have been as follows:

In thousands, except per share amounts	Three Months Ended December 31,
	2002	2001
Net loss attributable to common stockholders as reported	$(953)	$(1,327)
Stock-based compensation cost under a fair value method	(67)	(44)

Pro-forma net loss attributable to common stockholders	$(1,020)	$(1,371)

Net loss per common share, basic and diluted
As reported	$(0.13)	$(0.22)

Pro-forma	$(0.14)	$(0.23)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes appearing in our Registration Statement on Form S-1, as amended (No 333-89724). Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth elsewhere in this Form 10-Q.

Overview

We provide information technology systems for cancer care. Our systems provide electronic medical record, imaging, decision support, scheduling and billing applications in an integrated platform to manage the complexities of cancer care, from detection and diagnosis through treatment and follow-up. We were founded in 1990, and our growth has been primarily organic, supplemented by several product and small company acquisitions.

Net Sales and Revenue Recognition

We sell our products directly throughout the world and primarily in North America, Europe and the Pacific Rim countries. In addition, we use non-exclusive distributors to augment our direct sales efforts. Sales through distributors represented 9.8% of our total net sales in the three months ended December 31, 2002 and 16.5% for the same period in 2001, all of which were sold through Siemens Medical Systems, Inc. The decline in distributor sales as a percentage of net sales is primarily attributable to a higher growth rate in our direct sales. We have signed agreements with other distributors, which have not yet generated sales. Revenues from the sale of our products and services outside the United States accounted for 5.7% of our net sales in the three months ended December 31, 2002 and 10.0% of our net sales for the same period in 2001. The decline in international sales as a percentage of net sales is primarily attributable to a higher growth rate in our domestic sales.

We license point-of-care and registry software products to end users and third party distributors on a perpetual or term basis. Our point-of-care products are comprised of modules that process administrative, clinical, imaging and therapy delivery information. Our registry products aggregate data on patient outcomes for regulatory and corporate reporting purposes. Currently, a majority of our point-of-care software is licensed on a perpetual basis, and a majority of our registry sales is licensed on a term basis.

Our focus with regard to software licensing and maintenance and support service is to provide flexibility in the structure and pricing of our product offerings to meet the unique functional and financial needs of our customers. For those customers who license on a perpetual basis, we promote annual maintenance and support service agreements as an incremental investment designed to preserve the value of the customer’s initial investment. For those customers who license on a term basis, annual maintenance and support contributes greatly to the value of the annual license, and the two cannot be segregated from each other. For those customers using our application service provider option, independent of the licensing method, these annual fees allow the customer to outsource, in a cost effective manner, support and connectivity functions that are normally handled by internal resources.

The decision to implement, replace, expand or substantially modify an information system is a significant commitment for healthcare organizations. In addition, our systems typically require significant capital expenditures by the customer. Consequently, we experience long sales and implementation cycles. The sales cycle for our systems ranges from six to twenty-four months or more from initial contact to contract execution. Our implementation cycle generally ranges from three to nine months from contract execution to completion of implementation.

We record orders for products licensed on a perpetual basis upon the receipt of a signed purchase and license agreement, purchase order, and a substantial deposit. We record orders for products licensed on a term basis upon receipt of a signed purchase and license agreement, purchase order and a deposit typically equal to the first year’s fees. All contract deposits are held as a liability until the customer has accepted the product as outlined in the terms and conditions set forth in the purchase and license agreement. Maintenance and support is recorded as deferred revenue upon the invoice date and held as a current liability on the balance sheet. Under the terms of the original purchase and license agreement, maintenance and support automatically renews on an annual basis unless the customer provides a written cancellation. We recognize revenue from these sales ratably over the underlying maintenance period.

For direct software sales licensed on a perpetual basis, we include one year of maintenance and support as part of the purchase price. We recognize revenue upon acceptance of the installed product at the customer site. Since the first year of maintenance and support is included in the purchase price, we defer 12% of the purchase price and recognize that portion of the revenue ratably over a twelve-month period. Standard annual fees for maintenance and support after the first year equal 12% of the then current list price unless the customer negotiates other terms or service levels. We recognize these fees ratably over the applicable twelve-month period.

For direct software sales licensed on a term basis, the initial term lasts from three to five years with annual renewals after the initial term. The customer pays a deposit typically equal to the initial annual fee upon signing the license agreement, and we invoice the customer for subsequent annual fees 60 days before the anniversary date of the signed agreement. We recognize revenue for the annual fees under these term license agreements ratably over the applicable twelve-month period. The purchase price includes annual maintenance and support.

We recognize revenue from third-party products and related configuration and installation services sold with our licensed software upon acceptance by the customer. We recognize revenue from third-party products sold separately from our licensed software upon delivery. Third-party products represented 4.0% of our total net sales in the three months ended December 31, 2002 and 2.9% for the same period in 2001. The increase in third party sales as a percentage of net sales is attributable to a higher growth rate in our third party product sales.

We recognize distributor related revenues upon the receipt of a completed purchase order and the related customer information needed to generate software registration keys, which allow us to distribute the software to the end user and satisfy our regulatory information tracking requirements. We invoice maintenance and support annually and recognize revenue ratably over the applicable twelve-month period.

Costs and Expenses

A large part of our company cost structure is driven by the number of employees and all related benefit and facility costs. As a result, a significant amount of strategic and fiscal planning is focused on this area, so we can develop internal resources at a controlled and sustainable rate. Since revenue recognition happens subsequent to all implementation and training activities, we incur the costs of labor, travel and some third party product expenses in advance.

Cost of sales consists primarily of:

•	labor costs relating to the implementation, installation, training and application support of our point-of-care and registry software;

•	travel expenses incurred in the installation and training of our point-of-care software;

•	direct expenses related to the purchase, shipment, installation and configuration of third-party hardware and software sold with our point-of-care software;

•	continuing engineering expenses related to the maintenance of existing released software; and

•	overhead attributed to our client services personnel.

System installations require several phases of implementation in the process of accepting product delivery and have led to our development of a highly specialized client service organization. All new orders require multiple site visits from our personnel to properly install, configure and train customer personnel. Several point-of-care products are used with various third-party hardware and software products that are also sold and configured during the implementation process. After the initial implementation process, our application support staff provides phone support and any applicable system updates. A substantial percentage of engineering costs are allocated to client services due to continuing engineering efforts related to the support and enhancement of our products. Historically, cost of sales has increased at approximately the same rate as net sales. However, as newly developed products and acquired product lines are released to the customers, additional investments in client service staff could cause gross margins to fluctuate.

Research and development expenses include costs associated with the design, development and testing of our products. These costs consist primarily of:

•	salaries and related development personnel expenses;

•	software license and support fees associated with development tools;

•	travel expenses incurred to test products in the customer environment; and

•	overhead attributed to our development and test engineering personnel.

We currently expense all research and development costs as incurred. Our research and development efforts are periodically subject to significant non-recurring costs that can cause fluctuations in our quarterly research and development expense trends. We expect that research and development expenses will increase in absolute dollars for the foreseeable future as we continue to invest in product development.

Sales and marketing expenses primarily consist of:

•	salaries, commissions and related travel expenses for personnel engaged in sales and the contracts administration process;

•	salaries and related product marketing, marketing communications, media services and business development personnel expenses;

•	expenses related to marketing programs, public relations, trade shows, advertising and related communications; and

•	overhead attributed to our sales and marketing personnel.

We have recently expanded our sales force, made significant investments in marketing communications and increased trade show activities to enhance market awareness of our products. We expect that sales and marketing expenses will increase in absolute dollars for the foreseeable future as we continue to expand our sales and marketing capabilities.

General and administrative expenses primarily consist of:

•	salaries and related administrative, finance, human resources, regulatory, information services and executive personnel expenses;

•	other significant expenses relate to facilities, recruiting, external accounting and legal and regulatory fees;

•	general corporate expenses; and

•	overhead attributed to our general and administrative personnel.

A significant portion of facility, infrastructure and maintenance costs are allocated as overhead to other functions based on distribution of headcount. We expect that our general and administrative expenses will increase as a public company.

Depreciation and Amortization

Our property and equipment is recorded at our cost minus accumulated depreciation and amortization. We depreciate the costs of our tangible capital assets on a straight-line basis over the estimated economic life of the asset, which is generally three to seven years. Acquisition related intangible assets have historically been amortized based upon the estimated economic life, which is generally two to five years. Leasehold improvements and equipment purchased through a capital lease are amortized over the life of the related asset or the lease term, if shorter. If we sell or retire an asset, the cost and accumulated depreciation is removed from the balance sheet and the appropriate gain or loss is recorded. We expense repair and maintenance costs as incurred.

Accretion of Redeemable Convertible Preferred Stock

From September 27, 2002 until our initial public offering, the holders of a majority of our then outstanding redeemable convertible preferred stock could have required us to redeem the preferred shares by paying in cash an amount equal to the greater of $3.23 per share or the fair market value plus all declared or accumulated but unpaid dividends within thirty days. These shares automatically converted to common stock upon the closing of our initial public offering in November 2002. We accreted charges that reflected the increase in market value of the redeemable convertible preferred stock as an adjustment to retained earnings and, as a result, increased the amount of net loss attributable to common stockholders. After the initial public offering, no further accretion is required. The redemption value of the redeemable convertible preferred stock was $16.8 million at the time of the initial public offering. This amount was reallocated on our balance sheet from redeemable convertible preferred stock to common stock and additional paid-in capital, less the stated par value.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended December 31,
	2002	2001
Sales:
Software license and other, net	64.1%	60.9%
Maintenance and services	35.9	39.1

Total net sales	100.0	100.0
Cost of sales:
Software license and other, net	16.7	19.8
Maintenance and services	13.9	9.8

Total cost of sales	30.6	29.6

Gross profit	69.4	70.4

Operating expenses:
Research and development	17.3	19.9
Sales and marketing	26.0	32.9
General and administrative	9.3	9.0
Amortization of intangible assets	0.8	1.1

Total operating expenses	53.4	62.9

Operating income	16.0	7.5
Interest and other income, net	0.6	1.2

Income before provision for income taxes	16.6	8.7
Provision for income taxes	(6.1)	(3.2)

Net income	10.5%	5.5%

Three Months Ended December 31, 2002 Compared with Three Months Ended December 31, 2001

Net Sales. Net sales increased 41.7% to $12.2 million in the three months ended December 31, 2002 from $8.6 million for the same period in 2001. Net software related sales increased 49.1% to $7.8 million for the three months ended December 31, 2002 from $5.2 million for the same period in 2001. New system sales in oncology accounted for $1.8 million of the $2.6 million increase, sales of new imaging systems accounted for $590,000, and sales of additional new products in oncology accounted for $114,000. An increase in average sales price, due primarily to an increase in the number of products included in each order, contributed 45.5% of the overall increase in net software related sales in the three months ended December 31, 2002 as compared to the same period in 2001, with the remaining contribution being attributable to an increase in the volume of installations. Maintenance and services also increased 30.1% to $4.4 million for the three months ended December 31, 2002 from $3.4 million for the same period in 2001. Maintenance and support contracts contributed $936,000 of the $1.0 million increase with the remaining amount attributable to additional training and installation. Customer demand for the implementation of new systems for the three months ended December 31, 2002 contributed to the growth of net software related sales as a percentage of net sales.

Cost of Sales. Total cost of sales increased 46.9% to $3.7 million for the three months ended December 31, 2002 from $2.5 million for the same period in 2001. Our gross margin decreased to 69.4% for the three months ended December 31, 2002 from 70.4% for the same period in 2001. Cost of sales relating to net software sales increased 20.1% to $2.0 million for the three months ended December 31, 2002 from $1.7 million for the same period in 2001. Our gross margin associated with net software sales increased to 73.9% for the three months ended December 31, 2002 from 67.6% for the same period in 2001. The increase in expenses related to $153,000 in employee costs, $112,000 in supplies and materials and $35,000 in implementation costs. The improvement in gross margins associated with net software sales relates to stronger demand for implementation of new systems during the three months ended December 31, 2002 as well as efficiencies gained by organizational improvements during fiscal 2001. Cost of sales relating to maintenance and services increased 100.6% to $1.7 million for the three months ended December 31, 2002 from $848,000 for the same period in 2001. Our gross margin associated with maintenance and services decreased to 61.2% for the three months ended December 31, 2002 from 74.8% for the same period in 2001. The increase in expenses was related to $379,000 in employee related expenses, $201,000 in continuing engineering costs, $199,000 in telephone costs, and $51,000 in travel expenses. Planned investment in our support organization to accommodate the application service provider agreement signed with US Oncology and continued development of our direct international support presence for the three months ended December 31, 2002 contributed to the decline in our gross margin associated with maintenance and services.

Research and Development. Research and development expenses increased 23.1% to $2.1 million for the three months ended December 31, 2002 from $1.7 million for the same period in 2001. As a percentage of total net sales, research and development expenses decreased to 17.3% for the three months ended December 31, 2002 from 19.9% for the same period in 2001. Additional engineering headcount and the associated personnel expenses were the primary factors for the increase in absolute dollars. The decrease as a percentage of total net sales in the three months ended December 31, 2002 was due to increased net sales relative to research and development expenses.

Sales and Marketing. Sales and marketing expenses increased 11.9% to $3.2 million for the three months ended December 31, 2002 from $2.8 million for the same period in 2001. As a percentage of total net sales, sales and marketing expenses decreased to 26.0% for the three months ended December 31, 2002 from 32.9% for the same period in 2001. The increase in expenses related to $239,000 in commissions due to higher sales, $136,000 in employee related costs, $78,000 in trade show expenses, and $20,000 in telephone costs offset by a $105,000 reduction in outside services for marketing communications. The decrease as a percentage of total net sales in the three months ended December 31, 2002 was due to increased net sales relative to sales and marketing expenses.

General and Administrative. General and administrative expenses increased 45.4% to $1.1 million for the three months ended December 31, 2002 from $778,000 for the same period in 2001. As a percentage of total net sales, general and administrative expenses increased to 9.3% for the three months ended December 31, 2002 from 9.0% for the same period in 2001. The increase in absolute dollars was primarily due to increases in employee related expenses of $134,000, travel costs of $78,000, business insurance premiums of $62,000, an increase in our allowance for doubtful accounts of $50,000, and depreciation costs of $26,000. The increase in the allowance for doubtful accounts was related to the overall increase in our accounts receivable balance at December 31, 2002.

Amortization of Intangible Assets. Amortization expenses increased 12.1% to $102,000 for the three months ended December 31, 2002 from $91,000 for the same period in 2001. Our acquisition of Intellidata in April 2002 increased amortization expense as it relates to developed/core technology, customer base and a covenant-not-to-compete. No goodwill is included in the amortization related to this transaction. In compliance with SFAS No. 142, we have ceased amortization of goodwill and acquired workforce effective October 1, 2002.

Operating Income. Operating income increased 200.8% to $1.9 million for the three months ended December 31, 2002 from $648,000 for the same period in 2001. Operating income increased significantly due to the higher rate of increase in net sales relative to the rate of increase in operating expenses.

Interest and Other Income, Net. Interest and other income, net decreased 28.7% to $77,000 for the three months ended December 31, 2002 from $108,000 for the same period in 2001. The decline is related to lower interest income from investments in short and long-term marketable securities resulting from lower interest rates in the 2002 period.

Income Taxes. Our effective tax rate was 37.0% for the three months ended December 31, 2002 and 2001. The increase in absolute dollars was primarily due to higher operating income.

Accretion of Redeemable Convertible Preferred Stock. Historically, each reporting period, the carrying value of the redeemable convertible preferred stock has been increased by periodic accretions, using the effective interest method, so that the carrying amount would equal the redemption value at the redemption date. These increases were effected through charges against retained earnings. Several factors have influenced our determination of the value of the redeemable convertible preferred stock. These factors included plans for the initial public offering, the performance of our business, changes in our business model and significant product introductions, current market conditions and the performance of the stock price of our comparable companies. During the three months ended December 31, 2002, we recorded accretion charges of $2.2 million, representing the increase in the redemption value of the Series A redeemable convertible preferred stock in the period after our fiscal year end and immediately leading up to the initial public offering, compared to $1.8 million for the corresponding three month period in the prior year. Upon the closing of our initial public offering in November 2002, all shares of our redeemable convertible preferred stock automatically converted into an equal number of shares of common stock. Therefore, we will not incur accretion charges related to the Series A redeemable convertible preferred stock in future reporting periods.

Backlog

As of December 31, 2002, we had a backlog of $40.5 million compared to a backlog of $28.0 million as of December 31, 2001. Our backlog is comprised of deferred revenues for system sales and maintenance and support services. We expect to fulfill approximately $36.0 million of our backlog at December 31, 2002 during the twelve months following December 31, 2002 with the remaining portion to be completed in subsequent periods. We cannot assure you that contracts included in backlog will generate the specified revenues or that these revenues will be fully recognized within the specified time periods.

Seasonality

Historically, we have experienced a seasonal pattern in our operating results related primarily to revenues, with our first quarter typically having the lowest revenues followed by significant revenue growth in the subsequent quarters of our fiscal year. In particular, we have experienced strong revenue growth in the fourth quarter that we believe to be related to the year end of many of our customers’ budgetary cycles. We believe the seasonality of our revenue in the first quarter is due to the impact of the holiday season and a major industry trade show on the on-site portion of the implementation process. Net income levels are typically the lowest in our first fiscal quarter with significant improvement occurring in sequential quarters.

In addition, the implementation of a significant contract previously included in backlog could generate a large increase in revenue and net income for any given quarter or fiscal year, which may prove unusual when compared to changes in revenue and net income in other periods. Furthermore, we typically experience long sales cycles for new customers, which may extend over several quarters before a sale is consummated and a customer implementation occurs. As a result, we believe that quarterly results of operations will continue to fluctuate and that quarterly results may not be indicative of future periods. The timing of revenues is influenced by a number of factors, including the timing of individual orders, customer implementations and seasonal customer buying patterns.

Liquidity and Capital Resources

We have financed our operations since inception primarily through cash from operating activities, a $4.0 million private placement of equity in 1996 and in November 2002, we received net proceeds of $24.4 million from our initial public offering of common stock. Cash, cash equivalents and available-for-sale securities were $49.9 million at December 31, 2002.

During the three months ended December 31, 2002, net cash used in operating activities was $915,000 compared to net cash provided by operating activities of $1.6 million for the same period in 2001. Cash used in operations during the three months ended December 31, 2002 was primarily attributable to an increase in the accounts receivable balance and to decreases in the accrued liabilities and income taxes payable balances. These uses of cash were partially offset by net income after non-cash adjustments for depreciation and amortization, a decrease in the prepaid expenses and other current assets balance and an increase in deferred revenues. Cash provided by operating activities during the three months ended December 31, 2001 was primarily attributable to net income after adjustment for non-cash charges relating to depreciation and amortization. A decrease in the accounts receivable balance and increases in the customer deposits and deferred revenue balances also contributed to cash provided by operating activities. Total cash provided by cash from operations was offset in part by decreases in accrued liabilities and accounts payable and an increase in accounts receivable.

In determining average days sales outstanding and accounts receivable turnover, we use our gross annual invoicing in each calculation as we believe this provides a more relevant measurement basis due to the significance of our deferred revenue. Our accounts receivable turnover decreased to 4.9 for the three months ended December 31, 2002 from 6.2 for the same period in 2001. Our days sales outstanding at December 31, 2002 increased to 73 from 58 at December 31, 2001. We believe stronger demand for implementation of new systems which increased our sales late in the quarter and the seasonal impact of holidays which slowed cash collections late in the quarter have increased the accounts receivable balance beyond historical levels which impacts the calculation of accounts receivable turnover and days sales outstanding ratios. We continue our efforts to improve collections by maintaining appropriate staffing levels, formalizing escalation procedures, and improving internal communications. Revenue is only recognized when all of the criteria for revenue recognition have been met which is upon acceptance and invoicing of the final balance of the fee unless the invoice has payment terms extending longer than 60 days. Any invoice that has payment terms longer than 60 days is considered to have extended payment terms and is not be recognized as a receivable or revenue until it is due and payable.

Net cash used in investing activities was $403,000 for the three months ended December 31, 2002 and $650,000 for the same period in 2001. During the three months ended December 31, 2002, cash used in investing activities primarily related to the purchase of $565,000 of capital equipment to support ongoing operations offset by net proceeds from sales and maturities of available-for-sale securities of $162,000. During the three months ended December 31, 2001, cash used in investing activities primarily related to the purchase of $409,000 in capital assets and a $250,000 payment relating to the acquisition of MC2, offset by net proceeds from sales and maturities of available-for-sale securities of $9,000.

Net cash provided by financing activities was $24.5 million for the three months ended December 31, 2002, and $5,000 for the same period in 2001. Cash provided by financing activities during the three months ended December 31, 2002 can be attributed primarily to net proceeds of $24.4 million received in our initial public offering during November 2002. During the three months ended December 31, 2001, cash provided by financing activities was from proceeds from the issuance of common shares through the exercise of common stock options of $33,000 offset by the $14,000 repurchase of common stock and $14,000 in capital lease principal payments.

In fiscal 2000, we entered a capital lease for the purchase of furniture for our corporate headquarters. This capital lease is scheduled to be fully repaid in February 2005. The interest rate for this financing is 13.54% per year and equates to an aggregate monthly payment of $7,000. As of December 31, 2002, the principal balance outstanding on the capital lease totaled $164,000. We have granted a security interest to the lenders in all furniture covered by this lease.

The following table describes our commitments to settle contractual obligations in cash not recorded on the balance sheet as of December 31, 2002. The telecommunications contracts with AT&T include wireless, frame-relay, voice/data and internet transport services.

Fiscal Year	Property Leases	Operating Leases	Telecommunications Contracts	Total Future Obligations
2003	$1,582,000	$43,000	$ 638,000	$2,263,000
2004	2,105,000	49,000	1,204,000	3,358,000
2005	2,145,000	23,000	1,200,000	3,368,000
2006	1,900,000	4,000	1,200,000	3,104,000
2007	804,000	—	930,000	1,734,000

We expect to increase capital expenditures consistent with our anticipated growth in infrastructure and personnel. We also may increase our capital expenditures as we expand our product lines or invest in new markets. We believe that the net proceeds from the common stock sold in the initial public offering, together with available funds and cash generated from operations will be sufficient to meet our operating requirements, assuming no change in the operations of our business, for at least the next 18 months.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities,” which addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task

Force, or EITF, has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect adoption of SFAS No. 146 to have a material impact on our financial position or on our results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We believe that the adoption of EITF Issue No. 00-21 will have no material impact on our financial position or on our results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002; however, early adoption is permitted. We elected to early adopt SFAS No. 148 and all related disclosures are included herein.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of this FIN 46 will have no material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

We have been exposed to interest rate risk as it applies to our limited use of debt instruments and interest earned on holdings of long and short-term marketable securities. Interest rates that may affect these items in the future will depend on market conditions and may differ from the rates we have experienced in the past. A 10% change in interest rates would not be material to our results of operations. We reduce the sensitivity of our results of operations to these risks by maintaining an investment portfolio, which is primarily comprised of highly rated, short-term investments. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes.

We have operated mainly in the United States and greater than 99% of our sales were made in U.S. dollars in each of the three months ended December 31, 2002 and 2001. Accordingly, we have not had any material exposure to foreign currency rate fluctuations. Currently, all of our international distributors denominate all transactions in U.S. dollars. However, as we sell to customers in the United Kingdom and Europe through our recently formed UK subsidiary a majority of those sales may be denominated in euros or pounds sterling. The functional currency of our new UK subsidiary is pounds sterling. Thus, exchange rate fluctuations between the euro and pounds sterling will be recognized in the statements of operations as these foreign denominated sales are remeasured by our UK subsidiary. As exchange rate fluctuations occur between pounds sterling and the U.S. dollar, these fluctuations will be recorded as cumulative translation adjustments within stockholders’ equity as a component of accumulated other comprehensive income (loss) as our UK subsidiary is translated into U.S. dollars for consolidation purposes.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed, within 90 days of this filing, the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) that ensure that information relating to the company required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported in a timely and proper manner. Based upon this review, we believe that there are adequate controls and procedures in place to ensure that information relating to the company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is properly disclosed as required by the Exchange Act and related regulations. There have been no significant changes in the controls or other factors that could significantly affect the controls since the evaluation was performed.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

From October 1, 2002 through December 31, 2002, we issued 271 shares of our common stock to employees pursuant to exercises of stock options (with an average exercise price of $3.23 per share) under our 1998 stock option plan. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder.

Our registration statement (Registration No. 333-89724) under the Securities Act of 1933, as amended, for our initial public offering became effective on November 19, 2002. A total of 2,515,625 shares of common stock were registered, and we sold 1,875,000 shares of our common stock to an underwriting syndicate. Thomas Weisel Partners LLC, SG Cowen Securities Corporation and U.S. Bancorp Piper Jaffray Inc. were the managing underwriters of the offering. An additional 640,625 shares of common stock were sold on behalf of selling stockholders as part of the same offering. All shares were sold to the public at a price of $15.00 per share. In connection with the offering, we paid approximately $2.0 million in underwriting discounts and commissions to the underwriters. Offering proceeds, net of aggregate costs to us of approximately $1.8 million, were approximately $24.4 million. We intend to use the net proceeds of the offering for working capital and to expand our business generally, including possible acquisitions.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matter to a Vote of Securities Holders

On October 29, 2002, the holders of a majority of the outstanding shares of the Company approved the Company’s reincorporation from California to Delaware (the “Reincorporation”) by written consent without a meeting. This shareholder written consent was signed by the holders of 4,340,268 of the 6,072,989 outstanding shares of the Company’s common stock as of October 29, 2002, and by the holders of 1,215,170 of the 1,238,390 outstanding shares of the Company’s redeemable convertible preferred stock as of October 29, 2002. Written notice of the action by written consent of the shareholders, together with an Information Statement providing shareholders with certain information about the Reincorporation, was sent on October 30, 2002 to all shareholders who were entitled to vote on the matters included in the October 29, 2002 written consent and who had not consented thereto in writing.

On November 15, 2002, the holders of a majority of the outstanding shares of the Company, by written consent without a meeting, adopted resolutions to (i) approve and adopt, effective upon the closing of the Company’s initial public offering, the Second Amended and Restated Certificate of Incorporation of the Company, (ii) approve and adopt, effective upon the closing of the Company’s initial public offering, the Amended and Restated Bylaws of the Company, (iii) approve and adopt the 2002 Employee Stock Purchase Plan, and (iv) approve and adopt the 2002 Stock Plan. This stockholder written consent was signed by the holders of 4,340,268 of the 6,072,989 outstanding shares of the Company’s common stock as of November 15, 2002, and by the holders of 1,215,170 of the 1,238,390 outstanding shares of the Company’s redeemable convertible preferred stock as of November 15, 2002. Written notice of the action by written consent of the stockholders was sent on November 20,

2002 to all stockholders who were entitled to vote on the matters included in the November 15, 2002 written consent and who had not consented thereto in writing.

Item 5. Other Information

The audit committee has reviewed the range of services provided by PricewaterhouseCoopers LLP to the Company for both historic and proposed projects. In addition to audit services for the Company and all wholly owned subsidiaries, PricewaterhouseCoopers LLP is authorized to provide services related to federal and state tax compliance and any transaction services that may be needed in connection with due diligence projects.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of IMPAC Medical Systems, Inc.

3.2	Amended and Restated Bylaws of IMPAC Medical Systems, Inc.

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

There were no reports on form 8-K filed during the three-month period ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

IMPAC MEDICAL SYSTEMS, INC. Registrant

Dated: February 5, 2003

/s/ JOSEPH K. JACHINOWSKI Joseph K. Jachinowski Chairman of the Board, President and Chief Executive Officer

/s/ KENDRA A. BORREGO Kendra A. Borrego Chief Financial Officer

I, Joseph K. Jachinowski, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IMPAC Medical Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 5, 2003

/s/ JOSEPH K. JACHINOWSKI Joseph K. Jachinowski Chief Executive Officer (Principal Executive Officer)

I, Kendra A. Borrego, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IMPAC Medical Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 5, 2003

/s/ KENDRA A. BORREGO Kendra A. Borrego Chief Financial Officer (Principal Financial Officer)