Form 10-Q
period 2003-03-31
IMPAC MEDICAL SYSTEMS INC
filed 2003-04-25
CIK 1026448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock outstanding as of April 22, 2003	9,401,444

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

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (unaudited)

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2003	September 30, 2002
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$48,227	$23,432
Available-for-sale securities	458	385
Accounts receivable, net	12,137	7,791
Inventories	64	86
Deferred income taxes	712	712
Income tax refund receivable	685	686
Prepaid expenses and other current assets	2,934	3,281

Total current assets	65,217	36,373

Available-for-sale securities	3,265	3,156
Property and equipment, net	3,565	3,379
Deferred income taxes	864	864
Goodwill and other intangible assets, net	1,704	1,892
Other assets	529	341

Total assets	$75,144	$46,005

Liabilities, Redeemable Convertible Preferred Stock, Common Stock Subject to Rescission Rights and Stockholders’ Equity
Current liabilities:
Customer deposits	$9,585	$9,829
Accounts payable	976	872
Accrued liabilities	3,197	3,252
Income taxes payable	998	1,950
Deferred revenue	9,839	8,194
Capital lease obligations	69	65

Total current liabilities	24,664	24,162

Customer deposits	92	92
Capital lease obligations, non-current	79	114

Total liabilities	24,835	24,368

Redeemable convertible preferred stock	—	14,489

Common stock subject to rescission rights	98	—

Stockholders’ equity:
Preferred stock	—	—
Common stock	9	6
Additional paid-in capital	42,748	1,144
Accumulated other comprehensive loss	(20)	(1)
Retained earnings	7,474	5,999

Total stockholders’ equity	50,211	7,148

Total liabilities, redeemable convertible preferred stock, common stock subject to rescission rights and stockholders’ equity	$75,144	$46,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands, except per share data)	2003	2002	2003	2002
Sales:
Software license and other, net	$10,651	$8,517	$18,476	$13,765
Maintenance and services	4,687	3,303	9,070	6,671

Total net sales	15,338	11,820	27,546	20,436
Cost of sales:
Software license and other, net	2,538	2,036	4,578	3,735
Maintenance and services	1,674	950	3,375	1,798

Total cost of sales	4,212	2,986	7,953	5,533

Gross profit	11,126	8,834	19,593	14,903

Operating expenses:
Research and development	2,358	2,019	4,470	3,735
Sales and marketing	3,418	3,096	6,591	5,932
General and administrative	1,531	1,153	2,662	1,931
Amortization of intangible assets	103	130	205	221

Total operating expenses	7,410	6,398	13,928	11,819

Operating income	3,716	2,436	5,665	3,084
Interest expense	(5)	(7)	(11)	(14)
Interest and other income	143	89	226	204

Income before provision for income taxes	3,854	2,518	5,880	3,274
Provision for income taxes	(1,426)	(932)	(2,176)	(1,211)

Net income	2,428	1,586	3,704	2,063
Accretion of redeemable convertible preferred stock	—	(3,178)	(2,229)	(4,982)

Net income (loss) available for common stockholders	$2,428	$(1,592)	$1,475	$(2,919)

Net income (loss) per common share:
Basic	$0.26	$(0.26)	$0.18	$(0.48)

Diluted	$0.25	$(0.26)	$0.16	$(0.48)

Weighted-average shares used in computing net income (loss) per common share:
Basic	9,340	6,027	8,394	6,026

Diluted	9,913	6,027	9,343	6,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2003	2002
(In thousands)
Cash flows from operating activities:
Net income	$3,704	$2,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	811	698
Amortization of goodwill and other intangible assets	205	220
Provision for doubtful accounts	186	—
Deferred income taxes	—	51
Loss on disposal of property and equipment	101	—
Gain from sale of investment	—	(8)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,549)	(1,080)
Inventories	21	—
Prepaid expenses and other current assets	351	(304)
Other assets	(190)	(2)
Customer deposits	(244)	639
Accounts payable	106	24
Accrued liabilities	(55)	(513)
Income tax payable/refund receivable	(961)	301
Deferred revenue	1,661	1,269

Net cash provided by operating activities	1,147	3,358

Cash flows from investing activities:
Acquisition of property and equipment	(1,149)	(560)
Proceeds from disposal of property and equipment	51	—
Payments for MC2 acquisition, net	—	(500)
Proceeds from sale of investment	—	44
Purchases of available-for-sale securities	(16,634)	(4,271)
Proceeds from sales of available-for-sale securities	16,387	3,790
Proceeds from maturities of available-for-sale securities	66	480

Net cash used in investing activities	(1,279)	(1,017)

Cash flows from financing activities:
Principal payments on capital leases	(31)	(28)
Proceeds from the issuance of common stock, net	24,986	38
Repurchase of common stock	—	(21)

Net cash provided by (used in) financing activities	24,955	(11)

Net increase in cash and cash equivalents	24,823	2,330
Effect of exchange rates on cash	(28)	—
Cash and cash equivalents at beginning of period	23,432	12,456

Cash and cash equivalents at end of period	$48,227	$14,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IMPAC Medical Systems, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003, or for any future period. The balance sheet at September 30, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read with the financial statements and notes thereto for the year ended September 30, 2002 included in the Company’s final prospectus dated November 20, 2002.

NOTE 2—Initial Public Offering

On November 20, 2002, the Company completed an initial public offering in which it sold 1,875,000 shares of common stock at $15.00 per share for net cash proceeds of approximately $24,400,000, net of underwriting discounts, commissions and other offering costs. Upon the closing of the offering, all of the Company’s outstanding shares of redeemable convertible preferred stock automatically converted into 1,238,390 shares of common stock. In addition to the shares sold by the Company, an additional 312,500 shares were sold by selling stockholders on the date of the offering and 328,125 shares were sold by selling stockholders in the exercise of the underwriters’ over-allotment option during December 2002.

NOTE 3—Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s final prospectus dated November 20, 2002 for the year ended September 30, 2002. With the exception of the new significant accounting policies set forth below, the Company’s significant accounting policies have not materially changed as of March 31, 2003.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. As of March 31, 2003 and September 30, 2002, inventories are comprised entirely of finished goods.

Goodwill and other intangible assets

Goodwill and other intangible assets, including customer lists and acquired workforce, are stated at cost and were amortized on a straight-line basis over their estimated useful lives of generally two to five years. Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17 (“APB No. 17”), “Intangible Assets.” In accordance with SFAS No. 142, the Company has ceased amortizing goodwill and instead performs an assessment for impairment at least annually by applying a fair-value based test. The Company has also reclassified the unamortized balance of acquired workforce to goodwill. Accordingly, no goodwill or acquired or acquired workforce amortization was recognized during the three and six months ended March 31, 2003. The provisions of SFAS No. 142 also required the completion of a transitional impairment test within 12 months of adoption, with any impairment treated as a cumulative effect of change in accounting principle. During the first quarter of fiscal 2003, the Company completed the transitional impairment test, which did not result in impairment of recorded goodwill.

For comparative purposes, the following table illustrates the Company’s net income (loss) available for common stockholders adjusted to exclude goodwill and acquired workforce amortization expense as if amortization had ceased October 1, 2001 (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net income (loss) available for common stockholders as reported	$2,428	$(1,592)	$1,475	$(2,919)
Amortization of goodwill	—	54	—	69

Adjusted net income (loss) available for common stockholders	$2,428	$(1,538)	$1,475	$(2,850)

Net income (loss) per common share, basic
As reported	$0.26	$(0.26)	$0.18	$(0.48)

As adjusted	$0.26	$(0.26)	$0.18	$(0.47)

Net income (loss) per common share, diluted
As reported	$0.25	$(0.26)	$0.16	$(0.48)

As adjusted	$0.25	$(0.26)	$0.16	$(0.47)

Redeemable convertible preferred stock

Upon the closing of the Company’s initial public offering in November 2002, all outstanding shares of redeemable convertible preferred stock automatically converted into shares of common stock. Prior to the initial public offering, the carrying value of the redeemable convertible preferred stock was increased by periodic accretions using the effective interest method, so that the carrying amount would equal the redemption value at the redemption date. These increases were effected through charges against retained earnings.

Accounting for stock-based compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS No. 148”) which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002.

The Company uses the intrinsic value method of APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” in accounting for its employee stock options, and presents disclosure of pro forma information required under SFAS No. 123, as amended by SFAS No. 148. No compensation expense is included in the net income (loss) available for common stockholders as reported during the three and six months ended March 31, 2003 and 2002.

Had compensation costs been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s total stock-based compensation cost, pro forma net loss attributable to common stockholders and pro forma net loss per common share, basic and diluted, would have been as follows (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net income (loss) available for common stockholders as reported	$2,428	$(1,592)	$1,475	$(2,919)
Less stock-based compensation cost under a fair value method	(165)	(42)	(330)	(86)

Pro forma net income (loss) available for common stockholders	$2,263	$(1,634)	$1,145	$(3,005)

Net income (loss) per common share, basic
As reported	$0.26	$(0.26)	$0.18	$(0.48)

Pro forma	$0.24	$(0.27)	$0.14	$(0.50)

Net income (loss) per common share, diluted
As reported	$0.25	$(0.26)	$0.16	$(0.48)

Pro forma	$0.23	$(0.27)	$0.12	$(0.50)

The determination of fair value of all options granted after the Company’s initial public offering include an expected volatility factor in addition to the risk free interest rate, expected term and expected dividends.

Other comprehensive loss

Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on available-for-sale securities and cumulative translation adjustments represent the components of comprehensive loss that were excluded from the net income (loss) available for common stockholders.

During the three and six months ended March 31, 2002, the only component of accumulated other comprehensive loss was the change in unrealized gains (losses) on available-for-sale securities, which was not significant. The following table lists the beginning balance, the change during the six months ended March 31, 2003 and ending balance of each component of accumulated other comprehensive loss (in thousands):

	Unrealized gains (losses) on securities	Foreign currency translation adjustments	Accumulated other comprehensive loss
Balances, October 1, 2002	$(1)	$—	$(1)
Change during the three months ended December 31, 2002	5	(6)	(1)
Change during the three months ended March 31, 2003	(5)	(13)	(18)

Balances, March 31, 2003	$(1)	$(19)	(20)

During the three and six months ended March 31, 2003, the total comprehensive net income, comprised of net income available for common stockholders and accumulated other comprehensive loss, was $2,410,000 and $1,456,000, respectively.

Net income (loss) per common share

Basic net income (loss) per common share is computed by dividing net income (loss) available for common stockholders by the weighted-average number of vested common shares outstanding for the period. Diluted net income (loss) per common share is computed giving effect to all potential dilutive common stock, including options and redeemable convertible preferred stock.

A reconciliation of the numerator and denominator used in the basic and diluted net loss per share follows (in thousands).

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Numerator:
Net income	$2,428	$1,586	$3,704	$2,063
Accretion of redeemable convertible preferred stock	—	(3,178)	(2,229)	(4,982)

Net income (loss) available for common stockholders	$2,428	$(1,592)	$1,475	$(2,919)

Denominator:
Weighted average shares used in computing basic net income (loss) per common share	9,340	6,027	8,394	6,026
Dilutive effect of options to purchase shares	573	—	602	—
Dilutive effect of redeemable convertible preferred stock	—	—	347	—

Weighted average shares used in computing diluted net income (loss) per common share	9,913	6,027	9,343	6,026

The following outstanding options and redeemable convertible preferred stock were excluded from the computation of diluted net income (loss) per share as their effect is antidilutive (in thousands):

	March 31,
	2003	2002
Options to purchase common stock	5,357	345,242
Redeemable convertible preferred stock	—	1,238,390

Recent accounting pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. These consolidated financial statements comply with the disclosure requirements of this interpretation.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. As the Company accounts for multiple element arrangements under the higher-level authoritative literature of Statement of Position No. 97-2, “Software Revenue Recognition,” as amended, the Company expects that the adoption of EITF Issue No. 00-21 will have no material impact on its financial position or on its results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company expects that the adoption of FIN 46 will have no material impact on its financial position or on its results of operations.

NOTE 4—Commitments

Facilities

In December 2002, the Company entered into a sublease agreement to lease additional office space in Cambridge, Massachusetts. The term of the sublease is three years from the commencement date of April 4, 2003. At the time of signing, total obligations under the sublease amounted to $1,077,180 or $359,060 per year, payable in equal monthly installments.

In February 2003, the Company executed an addendum to the existing facility lease to expand the corporate headquarters facility. The addendum terminates concurrently with the original lease in March 2007. At the time of signing, total obligations under the addendum amounted to $1,717,307, or $431,424 per year, payable in equal monthly installments.

NOTE 5—Common Stock Subject to Rescission Rights

Prior to the effectiveness of the Company’s registration statement for its initial public offering, an officer of the Company sent an email to 15 friends whom he had designated as potential purchasers of common stock in a directed share program in connection with the initial public offering. The email requested that the recipients send an indication of interest to the officer. The email was not accompanied by a preliminary prospectus and may have constituted a prospectus that does not meet the requirements of the Securities Act of 1933. The email was promptly followed by telephone conversations advising recipients that they could indicate an interest in purchasing shares only after they had received a preliminary prospectus. If the email did constitute a violation of the Securities Act of 1933, the recipients of the letter who purchased common stock in the Company’s initial public offering could have the right, for a period of one year from the date of their purchase of common stock, to obtain recovery of the consideration paid in connection with their purchase of common stock or, if they had already sold the stock, sue the Company for damages resulting from their purchase of common stock. As of March 31, 2003, the Company has classified a total of 6,500 shares of common stock which have these rescission rights outside of stockholders’ equity, as the redemption features are not within the control of the Company.

NOTE 6—Stockholders’ Equity

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes appearing in our final prospectus dated November 20, 2002. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth elsewhere in this Form 10-Q.

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

Net Sales and Revenue Recognition

We sell our products directly throughout the world and primarily in North America, Europe and the Pacific Rim countries. In addition, we use non-exclusive distributors to augment our direct sales efforts. Sales through distributors represented 4.9% and 8.0% of our total net sales in the three and six months ended March 31, 2003, respectively, and 8.1% and 13.4% for the same periods in fiscal 2002, respectively, all of which were sold through Siemens Medical Systems, Inc. The decline in distributor sales as a percentage of net sales is primarily attributable to a higher growth rate in our direct sales. We have signed agreements with other distributors, which have not yet generated sales. Revenues from the sale of our products and services outside the United States accounted for 10.4% and 5.2% of our net sales in the three and six months ended March 31, 2003, respectively, and 13.7% and 7.3% of our net sales for the same periods in fiscal 2002, respectively. The decline in international sales as a percentage of net sales is primarily attributable to a higher growth rate in our domestic sales.

We license point-of-care and registry software products. Our point-of-care products are comprised of modules that process administrative, clinical, imaging and therapy delivery information. Our registry products aggregate data on patient outcomes for regulatory and corporate reporting purposes. Currently, a majority of our point-of-care software is licensed on a perpetual basis, and a majority of our registry sales is licensed on a term basis.

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

We recognize revenue from third-party products and related configuration and installation services sold with our licensed software upon acceptance by the customer. We recognize revenue from third-party products sold separately from our licensed software upon delivery. Third-party products represented 4.5% and 4.3% of our total net sales in the three and six months ended March 31, 2003, respectively, and 4.9% and 4.0% for the same period in fiscal 2002, respectively. The increase in third-party sales as a percentage of net sales is attributable to a higher growth rate in our third-party product sales.

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

Costs and Expenses

A large part of our company cost structure is driven by the number of employees and all related benefit and facility costs. As a result, a significant amount of strategic and fiscal planning is focused on this area, so we can develop internal resources at a controlled and sustainable rate. Since revenue recognition happens subsequent to all implementation and training activities, we incur the costs of labor, travel and some third-party product expenses in advance.

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

A significant portion of facility, infrastructure and maintenance costs are allocated as overhead to other functions based on distribution of headcount. Our general and administrative expenses increased after our initial public offering, and we expect these expenses will remain higher in absolute dollars in the future.

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

Accretion of Redeemable Convertible Preferred Stock

From September 27, 2002 until our initial public offering, the holders of a majority of our then outstanding redeemable convertible preferred stock could have required us to redeem the preferred shares by paying in cash an amount equal to the greater of $3.23 per share or the fair market value plus all declared or accumulated but unpaid dividends within thirty days. These shares automatically converted to common stock upon the closing of our initial public offering in November 2002. We accreted charges that reflected the increase in market value of the redeemable convertible preferred stock as an adjustment to retained earnings and, as a result, increased the amount of net loss attributable to common stockholders. After the initial public offering, no further accretion has been required. The redemption value of the redeemable convertible preferred stock was $16.7 million at the time of the initial public offering. This amount was reclassified on our balance sheet from redeemable convertible preferred stock to common stock and additional paid-in capital upon the closing of the initial public offering.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Sales:
Software license and other, net	69.4%	72.1%	67.1%	67.4%
Maintenance and services	30.6	27.9	32.9	32.6

Total net sales	100.0	100.0	100.0	100.0
Cost of sales:
Software license and other, net	16.5	17.3	16.6	18.3
Maintenance and services	11.0	8.0	12.3	8.8

Total cost of sales	27.5	25.3	28.9	27.1

Gross profit	72.5	74.7	71.1	72.9

Operating expenses:
Research and development	15.4	17.1	16.2	18.3
Sales and marketing	22.3	26.2	23.9	29.0
General and administrative	10.0	9.8	9.7	9.4
Amortization of intangible assets	0.6	1.0	0.7	1.1

Total operating expenses	48.3	54.1	50.5	57.8

Operating income	24.2	20.6	20.6	15.1
Interest and other income, net	0.9	0.7	0.7	0.9

Income before provision for income taxes	25.1	21.3	21.3	16.0
Provision for income taxes	(9.3)	(7.9)	(7.9)	(5.9)

Net income	15.8%	13.4%	13.4%	10.1%

Comparison of Three Months Ended March 31, 2003 and 2002

Net Sales.    Net sales increased 29.8% to $15.3 million in the three months ended March 31, 2003 from $11.8 million for the same period in fiscal 2002. Net software related sales increased 25.1% to $10.7 million in the three months ended March 31, 2003 from $8.5 million for the same period in fiscal 2002. Sales of additional new products in oncology accounted for $1.1 million of the $2.2 million increase, sales of imaging systems accounted for $925,000, and the remaining increase is attributed to new sales in registry and laboratory software. An increase in the average system price, due primarily to an increase in the number of products included in each order, contributed 34.2% of the overall increase in net software related sales in the three months ended March 31, 2003 as compared to the same period in fiscal 2002, with the remaining contribution being attributable to an increase in the volume of installations. Maintenance and services sales also increased 41.9% to $4.7 million for the three months ended March 31, 2003 from $3.3 million for the same period in fiscal 2002. Maintenance and support contracts contributed $1.2 million of the $1.4 million increase and additional training and installation contributed $114,000. Our continued high customer retention on maintenance and support contracts, the general price increase, and expansion of our service offerings all contributed to the growth of maintenance and services as a percentage of net sales.

Cost of Sales.    Total cost of sales increased 41.1% to $4.2 million for the three months ended March 31, 2003 from $3.0 million for the same period in fiscal 2002. Our gross margin decreased to 72.5% for the three months ended March 31, 2003 from 74.7% for the same period in fiscal 2002. Cost of sales relating to net software sales increased 24.7% to $2.5 million for the three months ended March 31, 2003 from $2.0 million for the same period in fiscal 2002. Our gross margin associated with net software sales remained relatively constant at 76.2% for the three months ended March 31, 2003 compared to 76.1% for the same period in fiscal 2002. The increase in expenses related to $278,000 in employee costs, $153,000 in supplies and materials and $59,000 in implementation costs. Cost of sales relating to maintenance and services increased 76.2% to $1.7 million for the three months ended March 31, 2003 from $950,000 for the same period in fiscal 2002. Our gross margin associated with maintenance and services decreased to 64.3% for the three months ended March 31, 2003 from 71.2% for the same period in fiscal 2002. The increase in expenses of $724,000 was related to $296,000 in employee related expenses, $201,000 in telecommunication costs associated with our data center operations, $149,000 in continuing engineering costs, and $57,000 in travel expenses. Planned investment in our support organization to accommodate the application service provider agreement signed with US Oncology and continued development of our direct international support presence for the three months ended March 31, 2003 contributed to the decline in our gross margin associated with maintenance and services.

Research and Development.    Research and development expenses increased 16.8% to $2.4 million for the three months ended March 31, 2003 from $2.0 million for the same period in fiscal 2002. As a percentage of total net sales, research and development expenses decreased to 15.4% for the three months ended March 31, 2003 from 17.1% for the same period in fiscal 2002. Additional engineering headcount and the associated personnel expenses were the primary factors for the increase in absolute dollars. The decrease as a percentage of total net sales in the three months ended March 31, 2003 was due to increased net sales relative to research and development expenses.

Sales and Marketing.    Sales and marketing expenses increased 10.4% to $3.4 million for the three months ended March 31, 2003 from $3.1 million for the same period in fiscal 2002. As a percentage of total net sales, sales and marketing expenses decreased to 22.3% for the three months ended March 31, 2003 from 26.2% for the same period in fiscal 2002. The increase in expenses related to $166,000 in travel expenses, $137,000 in employee related costs, $43,000 in commission expense, $16,000 in advertising expense, and $7,000 in telephone costs partially offset by a $24,000 reduction in outside services for marketing communications and a $19,000 reduction in sponsorships. The decrease as a percentage of total net sales in the three months ended March 31, 2003 was due to increased net sales relative to sales and marketing expenses.

General and Administrative.    General and administrative expenses increased 32.8% to $1.5 million for the three months ended March 31, 2003 from $1.2 million for the same period in fiscal 2002. As a percentage of total net sales, general and administrative expenses increased to 10.0% for the three months ended March 31, 2003 from 9.8% for the same period in fiscal 2002. The increase in absolute dollars was primarily due to increases in business insurance premiums of $161,000, an increase in our allowance for doubtful accounts of $136,000, an increase in outside professional service fees of $64,000 and regulatory fees of $17,000 offset by a decrease in travel expenses of $20,000, a decrease in telephone expenses of $6,000 and a decrease in maintenance expenses of $3,000. The increase in the allowance for doubtful accounts was related to the overall increase in our accounts receivable balance at March 31, 2003.

Amortization of Intangible Assets.    Amortization expenses decreased 20.8% to $103,000 for the three months ended March 31, 2003 from $130,000 for the same period in fiscal 2002. Our acquisition of Intellidata, Inc. in April 2002 increased amortization expense as it relates to developed/core technology, customer base and a covenant-not-to-compete. No goodwill is included in the amortization related to this transaction. In compliance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and other Intangible Assets,” we have ceased amortization of goodwill and acquired workforce effective October 1, 2002 and this has resulted in an overall decline in total amortization expense for the three month period.

Operating Income.    Operating income increased 52.5% to $3.7 million for the three months ended March 31, 2003 from $2.4 million for the same period in fiscal 2002. Operating income increased significantly due to the higher rate of increase in net sales relative to the rate of increase in operating expenses.

Interest and Other Income, Net.    Interest and other income, net increased 68.3% to $138,000 for the three months ended March 31, 2003 from $82,000 for the same period in fiscal 2002. The increase is primarily related to additional cash balances being invested from our public offering proceeds.

Income Taxes.    Our effective tax rate was 37.0% for the three months ended March 31, 2003 and 2002. The increase in absolute dollars was due to higher operating income.

Accretion of Redeemable Convertible Preferred Stock.    Historically, each reporting period, the carrying value of the redeemable convertible preferred stock has been increased by periodic accretions, using the effective interest method, so that the carrying amount would equal the redemption value at the redemption date. These increases were effected through charges against retained earnings. Several factors have influenced our determination of the value of the redeemable convertible preferred stock. These factors included plans for the initial public offering, the performance of our business, changes in our business model and significant product introductions, current market conditions and the performance of the stock price of our comparable companies. During the three months ended March 31, 2002, we recorded accretion charges of $3.2 million, representing the increase in the redemption value of the Series A redeemable convertible preferred stock. Upon the closing of our initial public offering in November 2002, all shares of our redeemable convertible preferred stock automatically converted into an equal number of shares of common stock. Therefore, we did not incur accretion charges related to the Series A redeemable convertible preferred stock during the three months ended March 31, 2003.

Comparison of Six Months Ended March 31, 2003 and 2002

Net Sales.    Net sales increased 34.8% to $27.5 million in the six months ended March 31, 2003 from $20.4 million for the same period in fiscal 2002. Net software related sales increased 34.2% to $18.5 million in the six months ended March 31, 2003 from $13.8 million for the same period in fiscal 2002. New system sales in oncology accounted for $1.8 million of the $4.7 million increase, sales of imaging systems accounted for $1.5 million, sales of additional new products in oncology accounted for $1.3 million, and the remaining increase was attributed to new sales in registry, urology and laboratory software. An increase in average system price, due primarily to an increase in the number of products included in each order, contributed 42.4% of the overall increase in net software related sales in the six months ended March 31, 2003 as compared to the same period in fiscal 2002, with the remaining contribution being attributable to an increase in the volume of installations. Maintenance and services also increased 36.0% to $9.1 million for the six months ended March 31, 2003 from $6.7 million for the same period in fiscal 2002. Maintenance and support contracts contributed $2.1 million of the $2.4 million increase and additional training and installation contributed $190,000. Our continued high customer retention on maintenance and support contracts, the general price increase, and expansion of our service offerings all contributed to the growth of maintenance and services as a percentage of net sales.

Cost of Sales.    Total cost of sales increased 43.7% to $8.0 million for the six months ended March 31, 2003 from $5.5 million for the same period in fiscal 2002. Our gross margin decreased to 71.1% for the six months ended March 31, 2003 from 72.9% for the same period in fiscal 2002. Cost of sales relating to net software sales increased 22.6% to $4.6 million for the six months ended March 31, 2003 from $3.7 million for the same period in fiscal 2003. Our gross margin associated with net software sales increased to 75.2% for the six months ended March 31, 2003 from 72.9% for the same period in fiscal 2002. The increase in expenses related to $431,000 in employee costs, $264,000 in supplies and materials, and $165,000 in implementation costs. The improvement in gross margins associated with net software sales relates to stronger demand for implementation of new systems during the six months ended March 31, 2003, a slight delay in recruiting qualified personnel, as well as efficiencies gained by organizational improvements during fiscal 2002. Cost of sales relating to maintenance and services increased 87.7% to $3.4 million for the six months ended March 31, 2003 from $1.8 million for the same period in fiscal 2002. Our gross margin associated with maintenance and services decreased to 62.8% for the six months ended March 31, 2003 from 73.0% for the same period in fiscal 2002. The increase in expenses was associated with $674,000 in employee related expenses, $350,000 in continuing engineering costs, $400,000 in telecommunication costs associated with our data center operations, $109,000 in travel expenses, and $43,000 in supplies. Planned investment in our support organization to accommodate the application service provider agreement signed with US Oncology and continued development of our direct international support presence for the six months ended March 31, 2003 contributed to the decline in our gross margin associated with maintenance and services.

Research and Development.    Research and development expenses increased 19.7% to $4.5 million for the six months ended March 31, 2003 from $3.7 million for the same period in fiscal 2002. As a percentage of total net sales, research and development expenses decreased to 16.2% for the six months ended March 31, 2003 from 18.3% for the same period in fiscal 2002. Additional engineering headcount and the associated personnel expenses were the primary factors for the increase in absolute dollars. The decrease as a percentage of total net sales in the six months ended March 31, 2003 was due to increased net sales relative to research and development expenses.

Sales and Marketing.    Sales and marketing expenses increased 11.1% to $6.6 million for the six months ended March 31, 2003 from $5.9 million for the same period in fiscal 2002. As a percentage of total net sales, sales and marketing expenses decreased to 23.9% for the six months ended March 31, 2003 from 29.0% for the same period in fiscal 2002. The increase in expenses related to $282,000 in commissions due to higher sales, $272,000 in employee related costs, $244,000 in travel expenses, $27,000 in telephone costs and $14,000 in trade show expenses offset by a $129,000 reduction in outside services for marketing communications and $41,000 in sponsorships. The decrease as a percentage of total net sales in the six months ended March 31, 2003 was due to increased net sales relative to sales and marketing expenses, the cyclical nature of trade show spending and a slight delay in recruiting qualified sales staff.

General and Administrative.    General and administrative expenses increased 37.9% to $2.7 million for the six months ended March 31, 2003 from $1.9 million for the same period in fiscal 2002. As a percentage of total net sales, general and administrative expenses increased to 9.7% for the six months ended March 31, 2003 from 9.4% for the same period in fiscal 2002. The increase in absolute dollars was primarily due to increases in business insurance premiums of $223,000, an increase in our allowance for doubtful accounts of $186,000, employee related expenses of $114,000, professional service fees of $75,000, travel expenses of $58,000, rent expense of $50,000, depreciation expense of $36,000, outside services of $27,000, and regulatory fees of $27,000. The increase in the allowance for doubtful accounts was related to the overall increase in our accounts receivable balance at March 31, 2003.

Amortization of Intangible Assets.    Amortization expenses decreased 7.2% to $205,000 for the six months ended March 31, 2003 from $221,000 for the same period in fiscal 2002. Our acquisition of Intellidata in April 2002 increased amortization expense as it relates to developed/core technology, customer base and a covenant-not-to-compete. No goodwill is included in the amortization related to this transaction. In compliance with SFAS No. 142, we have ceased amortization of goodwill and acquired workforce effective October 1, 2002 and this has resulted in an overall decline in total amortization expense for the six month period.

Operating Income.    Operating income increased 83.7% to $5.7 million for the six months ended March 31, 2003 from $3.1 million for the same period in fiscal 2002. Operating income increased significantly due to the higher rate of increase in net sales relative to the rate of increase in operating expenses.

Interest and Other Income, Net.    Interest and other income, net increased 13.2% to $215,000 for the six months ended March 31, 2003 from $190,000 for the same period in fiscal 2002. The increase is primarily related to additional cash balances being invested from our public offering proceeds offset by lower interest income from investments in short and long-term marketable securities resulting from lower interest rates in the 2003 period.

Income Taxes.    Our effective tax rate was 37.0% for the three months ended March 31, 2003 and 2002. The increase in absolute dollars was primarily due to higher operating income.

Accretion of Redeemable Convertible Preferred Stock.    Historically, each reporting period, the carrying value of the redeemable convertible preferred stock has been increased by periodic accretions, using the effective interest method, so that the carrying amount would equal the redemption value at the redemption date. These increases were effected through charges against retained earnings. Several factors have influenced our determination of the value of the redeemable convertible preferred stock. These factors included plans for the initial public offering, the performance of our business, changes in our business model and significant product introductions, current market conditions and the performance of the stock price of our comparable companies. During the six months ended March 31, 2003, we recorded accretion charges of $2.2 million, all of which was incurred during the first quarter in the time period leading up to the initial public offering. This represents a 55.3% decrease from the accretion charges incurred in the six months ended March 31, 2002 of $5.0 million. Upon the closing of our initial public offering in November 2002, all shares of our redeemable convertible preferred stock automatically converted into an equal number of shares of common stock. Therefore, we have not incurred, nor will we incur, accretion charges related to the Series A redeemable convertible preferred stock after our initial public offering.

Backlog

As of March 31, 2003, we had a backlog of $39.3 million compared to a backlog of $27.8 million as of March 31, 2002. Our backlog is comprised of deferred revenues for system sales and maintenance and support services. We expect to fulfill approximately $36.0 million of our backlog at March 31, 2003 during the twelve months following March 31, 2003 with the remaining portion to be completed in subsequent periods. We cannot assure you that contracts included in backlog will generate the specified revenues or that these revenues will be fully recognized within the specified time periods.

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

Liquidity and Capital Resources

We have financed our operations since inception primarily through cash from operating activities, a $4.0 million private placement of equity in 1996 and in November 2002, we received net proceeds of $24.4 million from our initial public offering of common stock. Cash, cash equivalents and available-for-sale securities were $52.0 million at March 31, 2003.

During the six months ended March 31, 2003, net cash provided by operating activities was $1.1 million compared to $3.4 million for the same period in fiscal 2002. In the six months ended March 31, 2003, cash provided by operations was primarily attributable to increases in sales leading to a higher net income after adjustment for the non-cash charges relating to depreciation and amortization, a decrease in prepaid expenses and other current assets and an increase in deferred revenue, offset by an increase in accounts receivable due to higher sales and a decrease in income taxes payable. In the six months ended March 31, 2002, cash provided by operations was primarily attributable to increases in sales leading to a higher net income after adjustment for the non-cash charges relating to depreciation and amortization, an increase in customer deposits and increases in income taxes payable and deferred revenue, offset by an increase in accounts receivable due to higher sales and a decrease in accrued liabilities.

In determining average days’ sales outstanding and accounts receivable turnover, we use our gross annual invoicing and gross accounts receivable balances in each calculation as we believe this provides a more conservative and relevant measurement basis due to the significance of our deferred revenue. Our accounts receivable turnover decreased to 4.5 for the six months ended March 31, 2003 from 5.3 for the same period in fiscal 2002. Our days’ sales outstanding at March 31, 2003 increased to 79 from 68 at March 31, 2002. We believe that the overall increase in sales for the six months ended March 31, 2003 as compared to the same period in fiscal 2002 have impacted the calculation of accounts receivable turnover and days sales outstanding ratios. We continue our efforts to improve collections by maintaining appropriate staffing levels, formalizing escalation procedures, and improving internal communications. Revenue is only recognized when all of the criteria for revenue recognition have been met which is upon acceptance and invoicing of the final balance of the fee unless the invoice has payment terms extending longer than 60 days. Any invoice that has payment terms longer than 60 days is considered to have extended payment terms and is not be recognized as a receivable or revenue until it is due and payable.

Net cash used in investing activities was $1.3 million for the six months ended March 31, 2003 and $1.0 million for the same period in fiscal 2002. During the six months ended March 31, 2003, cash used in investing activities primarily related to the purchase of $1.1 million of capital equipment to support ongoing operations. During the six months ended March 31, 2002, cash used in investing activities primarily related to the purchase of $560,000 in capital assets and $500,000 in payments relating to the acquisition of MC2.

Net cash provided by financing activities was $25.0 million for the six months ended March 31, 2003, compared to net cash used in financing activities of $11,000 for the same period in fiscal 2002. Cash provided by financing activities during the six months ended March 31, 2003 can be attributed primarily to net proceeds of $24.4 million received in our initial public offering during November 2002. During the six months ended March 31, 2002, cash used in financing activities can be attributed to principal payments on our capital lease of $28,000 and repurchases of common stock in the amount of $21,000, offset from proceeds received from stock option exercises of $38,000.

In fiscal 2000, we entered a capital lease for the purchase of furniture for our corporate headquarters. This capital lease is scheduled to be fully repaid in February 2005. The interest rate for this financing is 13.54% per year and equates to an aggregate monthly payment of $7,000. As of March 31, 2003, the principal balance outstanding on the capital lease totaled $148,000. We have granted a security interest to the lenders in all furniture covered by this lease.

The following table describes our commitments to settle contractual obligations in cash not recorded on the balance sheet as of March 31, 2003 (in thousands). The telecommunications contracts with AT&T include wireless, frame-relay, voice/data and internet transport services.

Fiscal Year	Property Leases	Operating Leases	Telecommunications Contracts	Total Future Obligations
2003	$1,411	$ 31	$ 545	$1,987
2004	2,673	52	1,353	4,078
2005	2,713	27	1,232	3,972
2006	2,514	6	1,200	3,720
2007	1,011	—	930	1,941

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

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. These consolidated financial statements comply with the disclosure requirements of this interpretation.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangemetns entered into in fiscal periods beginning after June 15, 2003. As we account for multiple element arrangements under the higher-level authoritative literature of Statement of Position No. 97-2, “Software Revenue Recognition,” as amended, we expect that the adoption of EITF Issue No. 00-21 will have no material impact on our financial position or on our results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of this FIN 46 will have no material impact on our financial position or on our results of operations.

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

We have operated mainly in the United States and greater than 99% of our sales were made in U.S. dollars in each of the six months ended March 31, 2003 and 2002. Accordingly, we have not had any material exposure to foreign currency rate fluctuations. Currently, all of our international distributors denominate all transactions in U.S. dollars. However, as we sell to customers in the United Kingdom and Europe through our recently formed UK subsidiary a majority of those sales may be denominated in euros or pounds sterling. The functional currency of our new UK subsidiary is pounds sterling. Thus, exchange rate fluctuations between the euro and pounds sterling will be recognized in the statements of operations as these foreign denominated sales are remeasured by our UK subsidiary. As exchange rate fluctuations occur between pounds sterling and the U.S. dollar, these fluctuations will be recorded as cumulative translation adjustments within stockholders’ equity as a component of accumulated other comprehensive income (loss) as our UK subsidiary is translated into U.S. dollars for consolidation purposes.

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

Not applicable.

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

10.3.2

Third Addendum dated February 5, 2003 to Lease Agreement dated September 1, 1999 between the Revocable Living Trust dated March 23, 1987, Hillview Management, Inc. and IMPAC for the premises in Mountain View, California (incorporated by reference from Exhibit 10.3.2 to IMPAC’s Registration Statement on Form S-1 (File No. 333-104739)).

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

There were no reports on form 8-K filed during the three month period ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

IMPAC MEDICAL SYSTEMS, INC. Registrant

Dated: April 24, 2003

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

Date: April 24, 2003

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

Date: April 24, 2003

/s/ KENDRA A. BORREGO
Kendra A. Borrego Chief Financial Officer (Principal Financial Officer)