Form 10-Q
period 2003-06-30
IMPAC MEDICAL SYSTEMS INC
filed 2003-08-05
CIK 1026448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☒  Yes  ☐  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock outstanding as of July 29, 2003	9,709,913

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

The statements contained in this Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. Forward looking statements include statements regarding our business strategy, timing of, and plans for, the introduction of new products and enhancements, future sales, market growth and direction, competition, market share, revenue growth, operating margins and profitability. All forward looking statements included in this document are based upon information available to us as of the date hereof, and we assume no obligation to update any such forward looking statement. Actual results could differ materially from our current expectations. Factors that could cause or contribute to such differences include our ability to expand outside the radiation oncology market or expand into international markets, lost sales or lower sales prices due to competitive pressures, ability to integrate our products successfully with related products and systems in the medical services industry, reliance on distributors and manufacturers of oncology equipment to market our products, and other factors and risks discussed in our final prospectus dated May 12, 2003 and other reports filed by us from time to time with the Securities and Exchange Commission.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	June 30, 2003	September 30, 2002
Assets
Current assets:
Cash and cash equivalents	$57,602	$23,432
Available-for-sale securities	222	385
Accounts receivable, net	11,699	7,791
Inventories	84	86
Deferred income taxes	712	712
Income tax refund receivable	620	686
Prepaid expenses and other current assets	2,700	3,281

Total current assets	73,639	36,373

Available-for-sale securities	2,615	3,156
Property and equipment, net	3,782	3,379
Deferred income taxes	864	864
Goodwill and other intangible assets, net	1,642	1,892
Other assets	458	341

Total assets	$83,000	$46,005

Liabilities, Redeemable Convertible Preferred Stock, Common Stock Subject to Rescission Rights and Stockholders’ Equity

Current liabilities:
Customer deposits	$9,481	$9,829
Accounts payable	1,285	872
Accrued liabilities	2,756	3,252
Income taxes payable	2,048	1,950
Deferred revenue	10,466	8,194
Capital lease obligations	71	65

Total current liabilities	26,107	24,162

Customer deposits	114	92
Capital lease obligations, non-current	60	114

Total liabilities	26,281	24,368

Redeemable convertible preferred stock	—	14,489

Common stock subject to rescission rights	98	—

Stockholders’ equity:
Preferred stock	—	—
Common stock	10	6
Additional paid-in capital	46,765	1,144
Accumulated other comprehensive loss	(35)	(1)
Retained earnings	9,881	5,999

Total stockholders’ equity	56,621	7,148

Total liabilities, redeemable convertible preferred stock, common stock subject to rescission rights and stockholders’ equity	$83,000	$46,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands, except per share data)	2003	2002	2003	2002
Sales:
Software license and other, net	$11,440	$8,425	$29,916	$22,190
Maintenance and services	4,875	3,745	13,945	10,416

Total net sales	16,315	12,170	43,861	32,606

Cost of sales:
Software license and other, net	2,875	2,025	7,453	5,760
Maintenance and services	1,919	1,128	5,294	2,926

Total cost of sales	4,794	3,153	12,747	8,686

Gross profit	11,521	9,017	31,114	23,920

Operating expenses:
Research and development	2,620	1,909	7,090	5,644
Sales and marketing	3,761	3,059	10,352	8,991
General and administrative	1,396	1,228	4,058	3,159
Write-off of purchased in-process research and development	—	116	—	116
Amortization of intangible assets	70	161	275	382

Total operating expenses	7,847	6,473	21,775	18,292

Operating income	3,674	2,544	9,339	5,628
Interest expense	(4)	(7)	(15)	(21)
Interest and other income	150	114	376	318

Income before provision for income taxes	3,820	2,651	9,700	5,925
Provision for income taxes	(1,413)	(981)	(3,589)	(2,192)

Net income	2,407	1,670	6,111	3,733
Accretion of redeemable convertible preferred stock	—	(3,264)	(2,229)	(8,246)

Net income (loss) available for common stockholders	$2,407	$(1,594)	$3,882	$(4,513)

Net income (loss) per common share:
Basic	$0.25	$(0.26)	$0.44	$(0.75)

Diluted	$0.24	$(0.26)	$0.41	$(0.75)

Weighted-average shares used in computing net income (loss) per common share:
Basic	9,526	6,043	8,771	6,032

Diluted	10,050	6,043	9,581	6,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
(In thousands)	2003	2002
Cash flows from operating activities:
Net income	$6,111	$3,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,239	940
Amortization of goodwill and other intangible assets	275	382
Write-off of purchased in-process research and development	—	116
Provision for doubtful accounts	167	107
Deferred income taxes	—	51
Loss on disposal of property and equipment	92	—
Gain from sale of investment	—	(8)
Stock-based compensation	—	50
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,100)	(856)
Inventories	2	—
Prepaid expenses and other current assets	581	(650)
Other assets	(116)	(4)
Customer deposits	(325)	932
Accounts payable	413	565
Accrued liabilities	(494)	(1,055)
Income tax payable/refund receivable	163	872
Deferred revenue	2,274	1,446

Net cash provided by operating activities	6,282	6,621

Cash flows from investing activities:
Acquisition of property and equipment	(1,828)	(868)
Proceeds from disposal of property and equipment	94	—
Payments for MC2 acquisition, net	—	(500)
Payments for Intellidata acquisition, net	—	(1,391)
Proceeds from sale of investment	—	44
Purchases of available-for-sale securities	(26,622)	(6,926)
Proceeds from sales of available-for-sale securities	27,261	6,189
Proceeds from maturities of available-for-sale securities	66	1,439

Net cash used in investing activities	(1,029)	(2,013)

Cash flows from financing activities:
Principal payments on capital leases	(48)	(42)
Proceeds from the issuance of common stock, net	29,005	180
Repurchase of common stock	—	(21)

Net cash provided by financing activities	28,957	117

Net increase in cash and cash equivalents	34,210	4,725
Effect of exchange rates on cash	(40)	—
Cash and cash equivalents at beginning of period	23,432	12,456

Cash and cash equivalents at end of period	$57,602	$17,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IMPAC Medical Systems, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003, or for any future period. The balance sheet at September 30, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read with the financial statements and notes thereto for the year ended September 30, 2002 included in the Company’s final prospectus dated May 12, 2003.

NOTE 2—Public Offerings

Initial Public Offering

On November 25, 2002, the Company completed an initial public offering in which it sold 1,875,000 shares of common stock at $15.00 per share for net cash proceeds of approximately $24,400,000, net of underwriting discounts, commissions and other offering costs. Upon the closing of the offering, all of the Company’s outstanding shares of redeemable convertible preferred stock automatically converted into 1,238,390 shares of common stock. In addition to the shares sold by the Company, 312,500 shares were sold by selling stockholders on the date of the offering and 328,125 shares were sold by selling stockholders in the exercise of the underwriters’ over-allotment option during December 2002.

Secondary Offering

On May 16, 2003, the Company completed a secondary offering in which it sold 200,000 shares of common stock at $19.00 per share for net cash proceeds of approximately $3,200,000, net of underwriting discounts, commissions and other offering costs. In addition to the shares sold by the Company, 2,178,223 shares were sold by selling stockholders on the date of the offering and 356,733 shares were sold by selling stockholders in the exercise of the underwriters’ over-allotment option during May 2003.

NOTE 3—Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s financial statements included in the final prospectus dated May 12, 2003. With the exception of the new significant accounting policies set forth below, the Company’s significant accounting policies have not materially changed as of June 30, 2003.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. As of June 30, 2003 and September 30, 2002, inventories are comprised entirely of finished goods.

Goodwill and other intangible assets

Goodwill and other intangible assets, including customer lists and acquired workforce, are stated at cost and were amortized on a straight-line basis over their estimated useful lives of generally two to five years. Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17 (“APB No. 17”), “Intangible Assets.” In accordance with SFAS No. 142, the Company has ceased amortizing goodwill and instead performs an assessment for impairment at least annually by applying a fair-value based test. The Company has also reclassified the unamortized balance of acquired workforce to goodwill. Accordingly, no goodwill or acquired or acquired workforce amortization was recognized during the three and nine months ended June 30, 2003. The provisions of SFAS No. 142 also required the completion of a transitional impairment test within 12 months of adoption, with any impairment treated as a cumulative effect of change in accounting principle. During the first quarter of fiscal 2003, the Company completed the transitional impairment test, which did not result in any impairment of recorded goodwill.

For comparative purposes, the following table illustrates the Company’s net income (loss) available for common stockholders adjusted to exclude goodwill and acquired workforce amortization expense as if amortization had ceased October 1, 2001 (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) available for common stockholders as reported	$2,407	$(1,594)	$3,882	$(4,513)
Amortization of goodwill	—	44	—	113

Adjusted net income (loss) available for common stockholders	$2,407	$(1,550)	$3,882	$(4,400)

Net income (loss) per common share, basic
As reported	$0.25	$(0.26)	$0.44	$(0.75)

As adjusted	$0.25	$(0.26)	$0.44	$(0.73)

Net income (loss) per common share, diluted
As reported	$0.24	$(0.26)	$0.41	$(0.75)

As adjusted	$0.24	$(0.26)	$0.41	$(0.73)

Redeemable convertible preferred stock

Upon the closing of the Company’s initial public offering in November 2002, all outstanding shares of redeemable convertible preferred stock automatically converted into an equal number of shares of common stock. Prior to the initial public offering, the carrying value of the redeemable convertible preferred stock was increased by periodic accretions using the effective interest method, so that the carrying amount would equal the redemption value at the redemption date. These increases were effected through charges against retained earnings.

Accounting for stock-based compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS No. 148”) which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002.

The Company uses the intrinsic value method of APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” in accounting for its employee stock options, and presents disclosure of pro forma information required under SFAS No. 123, as amended by SFAS No. 148. No compensation expense is included in the net income available for common stockholders as reported during the three and nine months ended June 30, 2003. During the three and nine months ended June 30, 2002, a total of $50,000 in compensation expense relating to options granted to members of the Board of Directors is included in the net loss available for common stockholders.

Had compensation costs been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s total stock-based compensation cost, pro forma net income (loss) available for common stockholders and pro forma net income (loss) per common share, basic and diluted, would have been as follows (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) available for common stockholders as reported	$2,407	$(1,594)	$3,882	$(4,513)
Add: Stock-based employee compensation expense included in reported net income	—	50	—	50
Deduct: Stock-based employee compensation determined under a fair value based method	(193)	(65)	(497)	(151)

Pro forma net income (loss) available for common stockholders	$2,214	$(1,609)	$3,385	$(4,614)

Net income (loss) per common share, basic
As reported	$0.25	$(0.26)	$0.44	$(0.75)

Pro forma	$0.23	$(0.27)	$0.39	$(0.76)

Net income (loss) per common share, diluted
As reported	$0.24	$(0.26)	$0.41	$(0.75)

Pro forma	$0.22	$(0.27)	$0.35	$(0.76)

The determination of fair value of all options granted after the Company’s initial public offering include an expected volatility factor in addition to the risk free interest rate, expected term and expected dividends.

Other comprehensive loss

Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on available-for-sale securities and cumulative translation adjustments represent the components of comprehensive loss that were excluded from the net income (loss) available for common stockholders. Total comprehensive income (loss) for the three and nine months ended June 30, 2003 and June 30, 2002, is presented in the following table (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) available to common stockholders	$2,407	$(1,594)	$3,882	$(4,513)
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities	—	(5)	—	(38)
Foreign currency translation adjustments	(15)	(16)	(34)	(16)

Comprehensive income (loss)	$2,392	$(1,615)	$3,848	$(4,567)

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

A reconciliation of the numerator and denominator used in the basic and diluted net income (loss) per share follows (in thousands).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Numerator:
Net income	$2,407	$1,670	$6,111	$3,733
Accretion of redeemable convertible preferred stock	—	(3,264)	(2,229)	(8,246)

Net income (loss) available for common stockholders	$2,407	$(1,594)	$3,882	$(4,513)

Denominator:
Weighted average shares used in computing basic net income (loss) per common share	9,526	6,043	8,771	6,032
Dilutive effect of options to purchase shares	524	—	579	—
Dilutive effect of redeemable convertible preferred stock	—	—	231	—

Weighted average shares used in computing diluted net income (loss) per common share	10,050	6,043	9,581	6,032

The following outstanding options and redeemable convertible preferred stock were excluded from the computation of diluted net income (loss) per share as their effect is antidilutive (in thousands):

	June 30,
	2003	2002
Options to purchase common stock	12	449
Redeemable convertible preferred stock	—	1,238

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company expects that the adoption of SFAS No. 150 will have no material impact on its financial position or on its results of operations.

NOTE 4—Commitments

Facilities

In December 2002, the Company entered into a sublease agreement to lease additional office space in Cambridge, Massachusetts. The sublease expires April 4, 2006. Total obligations under the sublease amount to $1,077,180 or $359,060 per year, payable in equal monthly installments.

In February 2003, the Company executed an addendum to the existing facility lease to expand its corporate headquarters facility. The addendum terminates concurrently with the original lease in March 2007. Total obligations under the addendum amount to $1,717,307, or $431,424 per year, payable in equal monthly installments.

NOTE 5—Common Stock Subject to Rescission Rights

Prior to the effectiveness of the Company’s registration statement for its initial public offering, an officer of the Company sent an email to 15 friends whom he had designated as potential purchasers of common stock in a directed share program in connection with the initial public offering. The email requested that the recipients send an indication of interest to the officer. The email was not accompanied by a preliminary prospectus and may have constituted a prospectus that does not meet the requirements of the Securities Act of 1933. The email was promptly followed by telephone conversations advising recipients that they could indicate an interest in purchasing shares only after they had received a preliminary prospectus. If the email did constitute a violation of the Securities Act of 1933, the recipients of the letter who purchased common stock in the Company’s initial public offering could have the right, for a period of one year from the date of their purchase of common stock, to obtain recovery of the consideration paid in connection with their purchase of common stock or, if they had already sold the stock, sue the Company for damages resulting from their purchase of common stock. As of June 30, 2003, the Company has classified a total of 6,500 shares of common stock which have these rescission rights outside of stockholders’ equity, as the redemption features are not within the control of the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes appearing in our final prospectus dated May 12, 2003. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth elsewhere in this Form 10-Q and our final prospectus dated May 12, 2003.

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

Net Sales and Revenue Recognition

We sell our products directly throughout the world and primarily in North America, Europe and the Pacific Rim countries. In addition, we use non-exclusive distributors to augment our direct sales efforts. Sales through distributors represented 6.8% and 6.5% of our total net sales in the three and nine months ended June 30, 2003, respectively, 10.0% and 11.4%, for the same periods in fiscal 2002, respectively, all of which were sold through Siemens Medical Systems, Inc. The decline in distributor sales as a percentage of net sales is primarily attributable to a higher growth rate in our direct sales. We have signed agreements with other distributors, which have not yet generated sales. Revenues from the sale of our products and services outside the United States accounted for 4.8% and 6.4% of our net sales in the three and nine months ended June 30, 2003, respectively, and 4.8% and 5.0% of our net sales for the same periods in fiscal 2002, respectively. The decline in international sales as a percentage of net sales is primarily attributable to a higher growth rate in our domestic sales.

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

The decision to implement, replace, expand or substantially modify an information system is a significant commitment for healthcare organizations. In addition, our systems typically require significant capital expenditures by the customer. Consequently, we experience long sales and implementation cycles. The sales cycle for our systems ranges from six to 24 months or more from initial contact to contract execution. Our implementation cycle generally ranges from three to nine months from contract execution to completion of implementation.

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

We recognize revenue from third-party products and related configuration and installation services sold with our licensed software upon acceptance by the customer. We recognize revenue from third-party products sold separately from our licensed software upon delivery. Third-party products represented 4.5% and 4.1% of our total net sales in the three and nine months ended June 30, 2003, respectively, and 5.0% and 4.1% for the same period in fiscal 2002, respectively. The decrease in third-party sales as a percentage of net sales is attributable to a higher growth rate in our net sales relative to third-party product sales.

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

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Sales:
Software license and other, net	70.1%	69.2%	68.2%	68.1%
Maintenance and services	29.9	30.8	31.8	31.9

Total net sales	100.0	100.0	100.0	100.0

Cost of sales:
Software license and other, net	17.6	16.6	17.0	17.6
Maintenance and services	11.8	9.3	12.1	9.0

Total cost of sales	29.4	25.9	29.1	26.6

Gross profit	70.6	74.1	70.9	73.4

Operating expenses:
Research and development	16.1	15.7	16.2	17.3
Sales and marketing	23.0	25.2	23.5	27.6
General and administrative	8.6	10.1	9.3	9.6
Write-off of purchased in-process research and development	—	1.0	—	0.4
Amortization of intangible assets	0.4	1.3	0.6	1.2

Total operating expenses	48.1	53.2	49.6	56.1

Operating income	22.5	20.9	21.3	17.3
Interest and other income, net	0.9	0.9	0.8	0.9

Income before provision for income taxes	23.4	21.8	22.1	18.2
Provision for income taxes	(8.6)	(8.1)	(8.2)	(6.8)

Net income	14.8%	13.7%	13.9%	11.4%

Comparison of Three Months Ended June 30, 2003 and 2002

Net Sales. Net sales increased 34.1% to $16.3 million in the three months ended June 30, 2003 from $12.2 million for the same period in 2002. Net software related sales increased 35.8% to $11.4 million in the three months ended June 30, 2003 from $8.4 million for the same period in 2002. Sales of imaging systems accounted for $1.3 million of the $3.0 million increase, sales of additional new products in oncology accounted for $676,000, with the remaining increase primarily due to new sales in registry and laboratory software. An increase in the average system price, due primarily to an increase in the number of products included in each order, contributed 46.6% of the overall increase in net software related sales in the three months ended June 30, 2003 as compared to the same period in 2002, with the remaining contribution attributable to an increase in the volume of installations.

Maintenance and services increased 30.2% to $4.9 million for the three months ended June 30, 2003 from $3.7 million for the same period in 2002. Maintenance and support contracts contributed primarily to the $1.2 million increase. Our continued high customer retention on maintenance and support contracts, the general price increase, and expansion of our service offerings all contributed to the growth of maintenance and services in absolute dollars. The associated decrease in maintenance and services as a percentage of total net sales is attributable to the higher growth rate in net software sales.

Cost of Sales. Total cost of sales increased 52.0% to $4.8 million for the three months ended June 30, 2003 from $3.2 million for the same period in fiscal 2002. Our gross margin decreased to 70.6% for the three months ended June 30, 2003 from 74.1% for the same period in fiscal 2002. Cost of sales relating to net software sales increased 42.0% to $2.9 million for the three months ended June 30, 2003 from $2.0 million for the same period in fiscal 2002. Our gross margin associated with net software sales decreased to 74.9% for the three months ended June 30, 2003 compared to 76.0% for the same period in fiscal 2002. The increase in expenses related to $502,000 in employee costs, $219,000 in third party license fees, $136,000 in travel expenses and $7,000 in implementation costs offset by a $14,000 reduction in telephone costs. Cost of sales relating to maintenance and services increased 70.1% to $1.9 million for the three months ended June 30, 2003 from $1.1 million for the same period in fiscal 2002. Our gross margin associated with maintenance and services decreased to 60.6% for the three months ended June 30, 2003 from 69.9% for the same period in fiscal 2002. The increase in expenses of $791,000 was related to $411,000 in employee related expenses, $207,000 in continuing engineering costs, $116,000 in telecommunication costs associated with our data center operations, $44,000 in travel expenses and $14,000 in supplies. Planned investment in our support organization to accommodate the application service provider agreement signed with US Oncology and continued development of our direct international support presence for the three months ended June 30, 2003 contributed to the decline in our gross margin associated with maintenance and services.

Research and Development. Research and development expenses increased 37.2% to $2.6 million for the three months ended June 30, 2003 from $1.9 million for the same period in fiscal 2002. As a percentage of total net sales, research and development expenses increased to 16.1% for the three months ended June 30, 2003 from 15.7% for the same period in fiscal 2002. Additional engineering headcount and the associated personnel expenses were the primary factors for the increase in absolute dollars. The increase as a percentage of total net sales in the three months ended June 30, 2003 was due to increased research and development expenses relative to net sales.

Sales and Marketing. Sales and marketing expenses increased 22.9% to $3.8 million for the three months ended June 30, 2003 from $3.1 million for the same period in fiscal 2002. As a percentage of total net sales, sales and marketing expenses decreased to 23.0% for the three months ended June 30, 2003 from 25.2% for the same period in fiscal 2002. The increase in expenses related to $389,000 in employee related costs, $204,000 in travel expenses, $155,000 in commission expense, $17,000 in advertising expense, offset by a reduction of $34,000 in supplies, $17,000 in outside services for marketing communications and $10,000 in trade show costs. The decrease as a percentage of total net sales in the three months ended June 30, 2003 was due to increased net sales relative to sales and marketing expenses.

General and Administrative. General and administrative expenses increased 13.7% to $1.4 million for the three months ended June 30, 2003 from $1.2 million for the same period in fiscal 2002. As a percentage of total net sales, general and administrative expenses decreased to 8.6% for the three months ended June 30, 2003 from 10.1% for the same period in fiscal 2002. The increase in absolute dollars was primarily due to increases of $131,000 in employee related expenses, $109,000 in outside professional service fees, $85,000 in rent expense, $42,000 in business insurance, $29,000 in maintenance fees and an $18,000 in depreciation expense offset by decreases in bad debt expense of $226,000, telephone expenses of $14,000, travel expenses of $4,000 and regulatory fees of $3,000. The decrease in the bad debt expense is due to increased collection efforts during the three months ended June 30, 2003.

Write-off of Purchased In-Process Research and Development. In April 2002, we acquired Intellidata, Inc. At the time of acquisition, the purchased in-process technology was not considered to have reached technological feasibility and it had no alternative future use. Accordingly, $116,000 of acquired in-process research and development was recorded as a component of operating expense during the three months ended June 30, 2002.

Amortization of Intangible Assets. Amortization expense decreased 56.5% to $70,000 for the three months ended June 30, 2003 from $161,000 for the same period in fiscal 2002. Amortization expense was higher in the prior year period primarily due to the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and other Intangible Assets.” Effective October 1, 2002, we have ceased amortization of goodwill and acquired workforce and this, along with the expiration of the useful lives of previously acquired intangible assets has contributed to an overall decline in total amortization expense for the three month period.

Operating Income. Operating income increased 44.4% to $3.7 million for the three months ended June 30, 2003 from $2.5 million for the same period in fiscal 2002. Operating income increased significantly due to the higher rate of increase in net sales relative to the rate of increase in operating expenses.

Interest and Other Income, Net. Interest and other income, net increased 36.4% to $146,000 for the three months ended June 30, 2003 from $107,000 for the same period in fiscal 2002. The increase is primarily related to additional interest earned on our public offering proceeds.

Income Taxes. Our effective tax rate was 37.0% for the three months ended June 30, 2003 and 2002. The increase in absolute dollars was due to higher operating income.

Accretion of Redeemable Convertible Preferred Stock. Historically, each reporting period, the carrying value of the redeemable convertible preferred stock has been increased by periodic accretions, using the effective interest method, so that the carrying amount would equal the redemption value at the redemption date. These increases were effected through charges against retained earnings. Several factors influenced our determination of the value of the redeemable convertible preferred stock. These factors included plans for the initial public offering, the performance of our business, changes in our business model and significant product introductions, current market conditions and the performance of the stock price of our comparable companies. During the three months ended June 30, 2002, we recorded accretion charges of $3.3 million, representing the increase in the redemption value of the Series A redeemable convertible preferred stock. Upon the closing of our initial public offering in November 2002, all shares of our redeemable convertible preferred stock automatically converted into an equal number of shares of common stock. Therefore, we did not incur accretion charges related to the Series A redeemable convertible preferred stock during the three months ended March 31, 2003 and June 30, 2003.

Comparison of Nine Months Ended June 30, 2003 and 2002

Net Sales. Net sales increased 34.5% to $43.9 million in the nine months ended June 30, 2003 from $32.6 million for the same period in 2002. Net software related sales increased 34.8% to $29.9 million in the nine months ended June 30, 2003 from $22.2 million for the same period in 2002. Sales of imaging systems accounted for $2.9 million of the $7.7 million increase, new system sales in oncology accounted for $2.5 million, sales of additional new products in oncology accounted for $2.0 million, and the remaining increase attributed to new sales in registry, urology and laboratory software. An increase in the average system price, due primarily to an increase in the number of products included in each order, contributed 41.7% of the overall increase in net software related sales in the nine months ended June 30, 2003 as compared to the same period in 2002, with the remaining contribution attributable to an increase in volume of installations. Maintenance and services also increased 33.9% to $13.9 million for the nine months ended June 30, 2003 from $10.4 million for the same period in 2002. Maintenance and support contracts contributed $3.4 million of the $3.5 million increase and additional training and installation contributed $171,000. Our continued high customer retention on maintenance and support contracts, the general price increase, and expansion of our service offerings all contributed to the growth of maintenance and services in absolute dollars. The associated decrease in maintenance and services as a percentage of total net sales is attributable to the higher growth rate in net software sales.

Cost of Sales. Total cost of sales increased 46.8% to $12.7 million for the nine months ended June 30, 2003 from $8.7 million for the same period in fiscal 2002. Our gross margin decreased to 70.9% for the nine months ended June 30, 2003 from 73.4% for the same period in fiscal 2002. Cost of sales relating to net software sales increased 29.4% to $7.5 million for the nine months ended June 30, 2003 from $5.8 million for the same period in fiscal 2003. Our gross margin associated with net software sales increased to 75.1% for the nine months ended June 30, 2003 from 74.0% for the same period in fiscal 2002. The increase in expenses related to $755,000 in employee related costs, $482,000 in supplies and materials, $242,000 in travel expenses and $19,000 in telephone expense offset by a $9,000 reduction in implementation expenses. The improvement in gross margins associated with net software sales relates to stronger demand for implementation of new systems during the nine months ended June 30, 2003 as well as efficiencies gained by organizational investments during fiscal 2002. Cost of sales relating to maintenance and services increased 80.9% to $5.3 million for the nine months ended June 30, 2003 from $2.9 million for the same period in fiscal 2002. Our gross margin associated with maintenance and services decreased to 62.0% for the nine months ended June 30, 2003 from 71.9% for the same period in fiscal 2002. The increase in expenses was associated with $1.1 million in employee related expenses, $557,000 in continuing engineering costs, $517,000 in telecommunication costs, $153,000 in travel expenses, and $57,000 in supplies. Planned investment in our support organization to accommodate the application service provider agreement signed with US Oncology and continued development of our direct international support presence for the nine months ended June 30, 2003 contributed to the decline in our gross margin associated with maintenance and services.

Research and Development. Research and development expenses increased 25.6% to $7.1 million for the nine months ended June 30, 2003 from $5.6 million for the same period in fiscal 2002. As a percentage of total net sales, research and development expenses decreased to 16.2% for the nine months ended June 30, 2003 from 17.3% for the same period in fiscal 2002. Additional engineering headcount and the associated personnel expenses were the primary factors for the increase in absolute dollars. The decrease as a percentage of total net sales in the nine months ended June 30, 2003 was due to increased net sales relative to research and development expenses.

Sales and Marketing. Sales and marketing expenses increased 15.1% to $10.4 million for the nine months ended June 30, 2003 from $9.0 million for the same period in fiscal 2002. As a percentage of total net sales, sales and marketing expenses decreased to 23.5% for the nine months ended June 30, 2003 from 27.6% for the same period in fiscal 2002. The increase in expenses related to $661,000 in employee related costs, $448,000 in travel expenses, $437,000 in commissions due to higher sales, $15,000 in advertising expenses, $10,000 in telephone costs and $4,000 in trade show expenses offset by reductions of $131,000 in outside services for marketing communications, $44,000 in sponsorships and $38,000 in supplies. The decrease as a percentage of total net sales in the nine months ended June 30, 2003 was due to increased net sales relative to sales and marketing expenses.

General and Administrative. General and administrative expenses increased 28.5% to $4.1 million for the nine months ended June 30, 2003 from $3.2 million for the same period in fiscal 2002. As a percentage of total net sales, general and administrative expenses decreased to 9.3% for the nine months ended June 30, 2003 from 9.6% for the same period in fiscal 2002. The increase in absolute dollars was primarily due to increases in business insurance premiums of $265,000, employee related expenses of $245,000, rent expense of $135,000, professional service fees of $109,000, outside services of $103,000, travel expenses of $54,000, depreciation expense of $54,000, maintenance expenses of $27,000 and regulatory fees of $24,000 offset by reductions of $40,000 in bad debt expense, $39,000 in telephone expense, $20,000 in charitable contributions and $20,000 in supplies. The decrease in the bad debt expense is due to recent increases in our accounts receivable collection efforts.

Write-off of Purchased In-Process Research and Development. In April 2002, we acquired Intellidata, Inc. At the time of acquisition, the purchased in-process technology was not considered to have reached technological feasibility and it had no alternative future use. Accordingly, $116,000 of acquired in-process research and development was recorded as a component of operating expense during the nine months ended June 30, 2002.

Amortization of Intangible Assets. Amortization expense decreased 28.0% to $275,000 for the nine months ended June 30, 2003 from $382,000 for the same period in fiscal 2002. Amortization expense was higher in the prior year period primarily due to the adoption of Statement of Financial Accounting Standards No. 142. Effective October 1, 2002, we have ceased amortization of goodwill and acquired workforce and this, along with the expiration of the useful lives of previously acquired intangible assets has contributed to an overall decline in total amortization expense for the nine month period.

Operating Income. Operating income increased 65.9% to $9.3 million for the nine months ended June 30, 2003 from $5.6 million for the same period in fiscal 2002. Operating income increased significantly due to the higher rate of increase in net sales relative to the rate of increase in operating expenses.

Interest and Other Income, Net. Interest and other income, net increased 21.5% to $361,000 for the nine months ended June 30, 2003 from $297,000 for the same period in fiscal 2002. The increase is primarily related to interest earned on our additional cash balances invested from our public offering proceeds, offset by lower interest income from investments in short and long-term marketable securities resulting from lower interest rates in the 2003 period.

Income Taxes. Our effective tax rate was 37.0% for the nine months ended June 30, 2003 and 2002. The increase in absolute dollars was due to higher operating income.

Accretion of Redeemable Convertible Preferred Stock. During the nine months ended June 30, 2003, we recorded accretion charges of $2.2 million, all of which was incurred during the first quarter in the time period leading up to the initial public offering. This represents a 73.0% decrease from the accretion charges incurred in the nine months ended June 30, 2002 of $8.2 million. Upon the closing of our initial public offering in November 2002, all shares of our redeemable convertible preferred stock automatically converted into an equal number of shares of common stock. Therefore, we have not incurred, nor will we incur, accretion charges related to the Series A redeemable convertible preferred stock after our initial public offering.

Backlog

As of June 30, 2003, we had a backlog of $36.8 million compared to a backlog of $28.6 million as of June 30, 2002. Our backlog is comprised of deferred revenues for system sales and maintenance and support services. We expect to fulfill approximately $35.1 million of our backlog at June 30, 2003 during the twelve months following June 30, 2003 with the remaining portion to be completed in subsequent periods. We cannot assure you that contracts included in backlog will generate the specified revenues or that these revenues will be fully recognized within the specified time periods.

Seasonality

Historically, we have experienced a seasonal pattern in our operating results related primarily to revenues, with our first quarter typically having the lowest revenues followed by significant revenue growth in the subsequent quarters of our fiscal year. In particular, we have experienced revenue growth in the fourth quarter that we believe to be related to the year end of many of our customers’ budgetary cycles. We believe the seasonality of our revenue in the first quarter is due to the impact of the holiday season and a major industry trade show on the on-site portion of the implementation process. Net income levels are typically the lowest in our first fiscal quarter with significant improvement occurring in sequential quarters.

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

Liquidity and Capital Resources

We have financed our operations since inception primarily through cash from operating activities, a $4.0 million private placement of equity in 1996, net proceeds of $24.4 million from our initial public offering of common stock in November 2002 and net proceeds of $3.2 million from our secondary public offering of common stock in May 2003. Cash, cash equivalents and available-for-sale securities totaled $60.4 million at June 30, 2003.

During the nine months ended June 30, 2003, net cash provided by operating activities was $6.3 million compared to $6.6 million for the same period in fiscal 2002. In the nine months ended June 30, 2003, cash provided by operations was primarily attributable to increases in sales leading to a higher net income after adjustment for the non-cash charges relating to depreciation and amortization, a decrease in prepaid expenses and increases in deferred revenue, accounts payable and income taxes payable, offset by increases in accounts receivable due to higher sales and in other assets, and decreases in accrued liabilities and customer deposits. In the nine months ended June 30, 2002, cash provided by operations was primarily attributable to net income after adjustment for non-cash depreciation and amortization charges, an increase in deferred revenue, customer deposits and income tax payable, offset by a decrease in accrued liabilities and increases in accounts receivable, prepaid expenses and other current assets.

In determining average days’ sales outstanding and accounts receivable turnover, we use our gross annual invoicing and gross accounts receivable balances in each calculation as we believe this provides a more conservative and relevant measurement basis due to the significance of our deferred revenue. Our accounts receivable turnover decreased to 5.2 for the nine months ended June 30, 2003 from 5.7 for the same period in fiscal 2002. Our days’ sales outstanding at June 30, 2003 increased to 70 from 63 at June 30, 2002 but decreased from 79 at March 31, 2003. We believe that the overall increase in sales for the nine months ended June 30, 2003 as compared to the same period in fiscal 2002 have impacted the calculation of accounts receivable turnover and days sales outstanding ratios. We continue our efforts to improve collections by maintaining appropriate staffing levels, formalizing escalation procedures, and improving internal communications. Revenue is only recognized when all of the criteria for revenue recognition have been met which is upon acceptance and invoicing of the final balance of the fee unless the invoice has payment terms extending longer than 60 days. Any invoice that has payment terms longer than 60 days is considered to have extended payment terms and is not be recognized as a receivable or revenue until it is due and payable.

Net cash used in investing activities was $1.0 million for the nine months ended June 30, 2003 and $2.0 million for the same period in fiscal 2002. During the nine months ended June 30, 2003, cash used in investing activities primarily related to the purchase of $1.8 million of capital equipment to support ongoing operations offset by increased net sales of available-for-sale securities and disposal of property and equipment. During the nine months ended June 30, 2002, cash used in investing activities primarily related to the $1.4 million in payments to acquire Intellidata, Inc., the purchase of $868,000 in capital equipment and $500,000 in payments relating to the acquisition of MC2.

Net cash provided by financing activities was $29.0 million for the nine months ended June 30, 2003, compared to $117,000 for the same period in fiscal 2002. Cash provided by financing activities during the nine months ended June 30, 2003 can be attributed primarily to net proceeds of $24.4 million received in our initial public offering during November 2002 and net proceeds of $3.2 million received in our secondary public offering during May 2003. During the nine months ended June 30, 2002, cash provided by financing activities can be attributed to proceeds received from stock option exercises of $180,000 offset by principal payments on our capital lease of $42,000 and repurchases of common stock in the amount of $21,000.

In fiscal 2000, we entered a capital lease for the purchase of furniture for our corporate headquarters. This capital lease is scheduled to be fully repaid in February 2005. The interest rate for this financing is 13.54% per year and equates to an aggregate monthly payment of $7,000. As of June 30, 2003, the principal balance outstanding on the capital lease totaled $131,000. We have granted a security interest to the lenders in all furniture covered by this lease.

The following table describes our commitments to settle contractual obligations in cash not recorded on the balance sheet as of June 30, 2003 (in thousands). The telecommunications contracts with AT&T include wireless, frame-relay, voice/data and internet transport services.

Fiscal Year	Property Leases	Operating Leases	Telecommunications Contracts	Total Future Obligations
2003	$680	$15	$340	$1,035
2004	2,711	52	1,353	4,116
2005	2,723	27	1,232	3,982
2006	2,520	6	1,200	3,726
2007	1,011	—	930	1,941

				$14,800

We expect to increase capital expenditures consistent with our anticipated growth in infrastructure and personnel. We also may increase our capital expenditures as we expand our product lines or invest in new markets. We believe that the net proceeds from the common stock sold in our public offerings, together with available funds and cash generated from operations will be sufficient to meet our operating requirements, assuming no change in the operations of our business, for at least the next 18 months.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We expect that the adoption of SFAS No. 150 will have no material impact on our financial position or on our results of operations.

Risk Factors Affecting Future Operating Results

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of factors both in and out of our control, including the risks faced by us described below and other factors and risks discussed in our Final Prospectus dated May 12, 2003 and other reports filed by us from time to time with the Securities and Exchange Commission.

You should carefully consider the risks described below and referred to above. In addition, these risks are not the only ones facing us. We have only described the risks we consider to be the most material. However, there may be additional risks that are viewed by us as not material or are not presently known to us. If any of the events described below were to occur, our business, prospects, financial condition and/or results of operations could be materially adversely affected.

Proposed changes to Medicare reimbursement policies could negatively affect medical oncologists, which could adversely affect their IT spending decisions and our growth prospects.

Sales of our IT systems to medical oncologists, who treat cancer with chemotherapy agents, represent a small but growing portion of our current revenue and opportunity for future growth. As a partial offset to the cost of implementing the proposed Medicare drug program, both the House and Senate Medicare reform bills contain provisions to reduce the payment rates for drugs reimbursed under Medicare Part B, which includes chemotherapy drugs. While significant changes could be introduced during the forthcoming congressional debates, if either of the plans passes in its current form, it could adversely impact the reimbursement payments made to medical oncologists. While there is not necessarily a direct correlation between provider revenue and IT spending, a significant decrease in the Part B drug reimbursement rate without a sufficient increase in provider reimbursement payments could negatively influence a medical oncologist’s willingness to invest in new systems. If these Medicare reforms result in reduced IT spending, our growth opportunities could be adversely impacted.

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

We have operated mainly in the United States and greater than 99% of our sales were made in U.S. dollars in each of the nine months ended June 30, 2003 and 2002. Accordingly, we have not had any material exposure to foreign currency rate fluctuations. Currently, all of our international distributors denominate all transactions in U.S. dollars. However, as we sell to customers in the United Kingdom and Europe through our recently formed UK subsidiary a majority of those sales may be denominated in euros or pounds sterling. The functional currency of our new UK subsidiary is pounds sterling. Thus, exchange rate fluctuations between the euro and pounds sterling will be recognized in the statements of operations as these foreign denominated sales are remeasured by our UK subsidiary. As exchange rate fluctuations occur between pounds sterling and the U.S. dollar, these fluctuations will be recorded as cumulative translation adjustments within stockholders’ equity as a component of accumulated other comprehensive income (loss) as our UK subsidiary is translated into U.S. dollars for consolidation purposes.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) that ensure that information relating to the company required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported in a timely and proper manner. Based upon this review, we believe that there are adequate controls and procedures in place to ensure that information relating to the company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is properly disclosed as required by the Exchange Act and related regulations. There were no significant changes in the internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

Our registration statement (Registration No. 333-89724) under the Securities Act of 1933, as amended, for our initial public offering became effective on November 19, 2002. A total of 2,515,625 shares of common stock were registered, and we sold 1,875,000 shares of our common stock to an underwriting syndicate. Thomas Weisel Partners LLC, SG Cowen Securities Corporation and U.S. Bancorp Piper Jaffray Inc. were the managing underwriters of the offering. An additional 640,625 shares of common stock were sold on behalf of selling stockholders as part of the same offering. All shares were sold to the public at a price of $15.00 per share. In connection with the offering, we paid approximately $2.0 million in underwriting discounts and commissions to the underwriters. Offering proceeds, net of aggregate costs to us of approximately $1.8 million, were approximately $24.4 million. We intend to use the net proceeds from our offering for working capital and to expand our business generally, including possible acquisitions.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matter to a Vote of Securities Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)		Exhibits

		31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

		32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b	)	Reports on Form 8-K

The following report on Form 8-K was filed during the three month period ended June 30, 2003:

• Form 8-K filed May 13, 2003 relating to our secondary public offering.

The following report on Form 8-K was furnished during the three month period ended June 30, 2003:

• Form 8-K filed April 25, 2003 relating to our earnings release for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

IMPAC MEDICAL SYSTEMS, INC.
Registrant

Dated: August 5, 2003

/s/ JOSEPH K. JACHINOWSKI
Joseph K. Jachinowski
Chairman of the Board, President and
Chief Executive Officer

/s/ KENDRA A. BORREGO
Kendra A. Borrego
Chief Financial Officer