Form 10-K
period 2003-09-30
IMPAC MEDICAL SYSTEMS INC
filed 2003-11-24
CIK 1026448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File Number
September 30, 2003	000-50082

IMPAC MEDICAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3109238
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

100 West Evelyn Avenue, Mountain View, California 94041

(Address of principal executive offices) (Zip Code)

Telephone Number: (650) 623-8800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

At November 18, 2003, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $149.9 million.

At November 18, 2003, the number of shares outstanding of the registrant’s Common Stock was 9,759,514.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐.    No  ☒.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders—Part III of this Form 10-K.

IMPAC MEDICAL SYSTEMS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the fiscal year ended September 30, 2003

i

FORWARD-LOOKING STATEMENTS

This Form 10-K includes “forward-looking statements.” Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, our competitive strengths and weaknesses, our business strategy and the trends we anticipate in the industry and economies in which we operate and other information that is not historical information. When used in this Form 10-K, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, beliefs and projections will be realized.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-K are set forth in this Form 10-K, including the factors described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.” If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

•	our ability to expand outside the radiation oncology market or expand into international markets;

•	lost sales or lower sales prices due to competitive pressures;

•	ability to integrate our products successfully with related products and systems in the medical services industry; and

•	reliance on distributors and manufacturers of oncology equipment to market our products.

MARKET, RANKING AND OTHER DATA

This Form 10-K contains various estimates related to the IT and healthcare markets. These estimates have been included in studies published by market research and other firms or our estimates are based on management’s knowledge and experience in the markets in which we operate. These estimates have been produced by industry analysts based on trends to date, their knowledge of technologies and markets, and customer research, but these are forecasts only and are thus subject to inherent uncertainty. Our estimates have been based on information provided by customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. We believe these estimates to be accurate as of the date of this Form 10-K. However, this information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. As a result, you should be aware that market, ranking and other similar data included in this Form 10-K, and estimates and beliefs based on that data, may not be reliable.

ii

PART I

Item 1.     Business

We provide information technology systems for cancer care. Our products provide electronic medical record, imaging, decision support, scheduling and billing applications in an integrated platform to manage the information-related complexities of cancer care, from detection and diagnosis through treatment and follow-up. Cancer centers require specialized IT to administer complex treatments, to integrate advanced medical devices, to provide data aggregation and to meet reporting requirements. In addition to satisfying these needs, our systems also improve the delivery of cancer care by enhancing patient safety, enabling advanced therapies, streamlining process management and facilitating communications.

We market and sell our systems to university teaching hospitals, community and government hospitals, freestanding cancer centers and private practices. Our information technology, or IT, solutions include point of care systems and cancer registry systems. In North America, we have sold and installed over 1,000 of our point of care systems and over 400 of our cancer registry systems in over 1,200 customer facilities. Based on our internal competitive analysis of the oncology IT market, we believe we have completed significantly more installations than our closest competitors. Our customers include 33 of the top 50 U.S. cancer hospitals, as ranked by U.S. News & World Report in July 2003. Outside of North America, our point of care systems are installed in over 400 facilities located in over 55 countries. Our modular design provides cancer centers the flexibility to fulfill their initial IT needs and easily expand their systems over time. We install our systems in facilities that range from small departments with less than five users to national delivery networks with hundreds of users.

We were incorporated in California in January 1990 and shipped our first product in 1991. Our growth has been primarily organic, supplemented by several small acquisitions. In October 1997, we acquired our cancer registry product from ELM Services, Inc. In April 2000, we acquired MC2 Scientific Systems, Inc., which added a virtual simulator product and standard medical imaging interface products to our product line. In April 2002, we acquired Intellidata, Inc., a laboratory information systems provider, which added laboratory information management capabilities to our product line. In June 2000, we signed a merger agreement with Varian Medical Systems, Inc., but the merger transaction was never consummated due to objections from the U.S. Department of Justice, Antitrust Division. In November 2002, we reincorporated as a Delaware corporation.

Industry Overview

Oncology IT Market

There are approximately 7,400 facilities in the United States that provide cancer treatment services, including hospitals, freestanding cancer centers and physician offices. We believe there are also more than 4,000 accessible cancer treatment facilities outside the United States. These facilities provide surgery, chemotherapy and/or radiation therapy. Vendors in this market include companies whose primary business is oncology IT solutions, vendors who offer capital equipment with oncology IT solutions and healthcare IT providers that offer general solutions to all healthcare segments.

Specialized Treatment of Cancer

Cancer is the second leading cause of death in the United States after heart disease, and, as of 1997, there were approximately nine million cancer survivors in the United States, either cured of the disease or living with it while undergoing long-term treatment.

Cancer is a general term for over 100 diseases characterized by uncontrolled growth and spread of abnormal cells. Cancer may attack anywhere in the body, varies significantly in structure and behavior, and can be detected at any stage in its progression. The diagnosis and treatment of cancer requires the careful coordination of many different healthcare specialists through a long and complex process. Cancer may be detected in many ways, such as a physical exam, a routine mammogram or a standard blood test. Once cancer is detected, physicians determine the type and extent of the disease by radiological imaging studies and various diagnostic tests, such as the pathological examination of a tumor biopsy. Upon diagnosis of the patient, an oncologist, a physician specializing in the study and treatment of cancer, assumes responsibility for the patient’s cancer treatment as well as many of the responsibilities of the primary care physician. The oncologist prescribes the best course of treatment based on the location, type and extent of the disease, and oversees the patient’s therapy, often lasting several months or years. Upon completion of therapy, the patient’s progress is tracked for five or more years to evaluate the effectiveness of the treatment.

Oncologists are generally segmented into three disciplines: surgical oncologists specialize in the surgical removal of cancerous tumors; medical oncologists treat cancer patients with chemotherapy; and radiation oncologists treat cancer patients with radiation. Oncologists treat patients in a variety of settings, including university teaching hospitals, community and government hospitals, freestanding cancer centers and physician offices. In the United States, approximately 3,400 hospitals and 4,000 other practice locations provide cancer treatment services. These facilities offer specialized services and are equipped either to mix and administer highly toxic chemotherapy drugs or to deliver large radiation doses using sophisticated medical devices, and in many cases both.

Need for Specialized Information Technology in Cancer Care

Many healthcare IT systems provide basic administrative and clinical functions, but do not satisfy the specialized requirements of cancer care. Cancer care is an information intensive discipline that requires sophisticated and specialized information systems to manage the complex detection, diagnosis, treatment and follow-up processes. Cancer treatment is becoming increasingly complex due to the rapid introduction of new chemotherapy drugs and the evolution of sophisticated radiation therapy planning and delivery technologies. Cancer care requires specialized information technology solutions that address the following factors:

•	Treatment Complexity. The complex process of ordering, scheduling, delivering treatments and monitoring cancer patients exceeds the capabilities generally available in other healthcare IT systems. Cancer can be treated in several ways, including surgery, chemotherapy or radiation therapy, and commonly is treated with a combination of these methods. There are hundreds of chemotherapy regimens, consisting of multiple drugs administered together or separately through a variety of delivery methods and in a variety of patterns. There are also numerous ways to deliver radiation, each requiring imaging, computer-aided planning and delivery devices. These complex treatment options are often administered in multiple settings and range in duration from a single day for surgery to months for radiation and possibly years for chemotherapy.

•	Device Connectivity. To treat patients, cancer centers use multiple medical devices, often from different manufacturers, interfaced with a specialized IT system. Radiation oncology relies on medical devices that allow the oncologist to plan and deliver radiation treatments accurately and effectively. For example, Intensity Modulated Radiotherapy, or IMRT, is a new treatment method that is gaining widespread acceptance. IMRT requires digital image studies and complex algorithms to manipulate thousands of discrete pieces of information to deliver accurately the prescribed dose of radiation to a tumor volume while minimizing damage to surrounding tissue. It is inefficient and potentially unsafe to plan, set up, verify, deliver and record IMRT treatments without a specialized IT solution. Similarly, medical oncology relies on specialized IT systems to link medical devices, such as blood analyzers, to report critical lab information before the administration of chemotherapy.

•

Patient Safety.    Chemotherapy and radiation therapy offer potentially life saving treatments for cancer patients, but they can be lethal if improperly administered. Among other requirements, cumulative doses of radiation and some chemotherapy agents must be carefully calculated and tracked over the patient’s lifetime to prevent treatment-related side effects or death. In 1999, the Institute of Medicine, or IOM, published a report detailing the high rate of avoidable errors in patient care. One of the catalysts for the IOM report was the accidental overdose and death of a cancer patient receiving chemotherapy. The IOM report identified medication and pharmacy errors as significant causes of death and injury and called for the expanded use of information technology to improve patient safety. Similarly, the Leapfrog Group, a consortium of large employers whose members reportedly spend $55 billion annually on healthcare, has encouraged healthcare providers to invest in information technology to prevent avoidable medical errors, enhance patient safety and improve the quality of clinical processes.

•	Reporting and Long-Term Follow-up. Federal, state and a number of foreign regulators require healthcare providers to track incidences of cancer and long-term treatment outcomes, and report detailed data to central cancer registries on a periodic basis, allowing long-term cancer treatment results to be quantified. Healthcare providers increasingly use information management software to comply with these tracking and reporting requirements.

•	HIPAA. The Healthcare Insurance Portability and Accountability Act, or HIPAA, requires the implementation of new federal regulations to establish standards for information sharing, security and patient confidentiality in healthcare organizations. We believe HIPAA will require advanced information technology to enable cancer care providers to comply with these emerging requirements.

•	Provider Organizations. Cancer care provider organizations are becoming increasingly complex and decentralized. Organizations are adding geographically disparate locations to support larger numbers of physicians and multiple specialties. These changes require scalable solutions with the ability to remotely monitor, control, record and disseminate information generated at each care facility to maintain and enhance clinician productivity and quality.

•	Clinical Trials. Cancer therapy is also characterized by many clinical trials conducted to validate the efficacy and safety of new cancer treatments. Clinical trials require that specific procedures be performed in a structured sequence and timeline, that precise dosage instructions be followed and that quantified patient indications be assessed, documented and reported.

•	Choice and Information. Increasingly, consumers are involved in choosing their healthcare providers and their treatment options. In particular, with life-threatening diseases such as cancer, patients and their families are highly motivated to seek out and understand as many treatment alternatives as possible. Patients also want to communicate more effectively with their providers, including the possibility of self-monitoring and reporting, which may ultimately enhance the overall quality of patient care.

The IMPAC Solution

We develop specialized IT solutions that improve the delivery of cancer care by enhancing patient safety, enabling advanced therapies, streamlining process management and improving communications. Our IT systems are currently installed in over 1,200 cancer treatment facilities, which is significantly more than our closest competitors. Our IT systems typically range from $75,000 to more than $500,000 depending on the number of site locations, users and features. Key elements of our solutions include:

•	Oncology IT Systems. We provide oncology IT systems with the data and process sophistication required to address the complexities of cancer care. Sophisticated order management is a critical component of our systems because cancer specialists write complex chemotherapy and radiation therapy orders. Daily patient treatments are verified against orders and other planning and monitoring parameters to enhance overall patient safety. Our disease-specific assessments and structured-noting templates enable cancer specialists to share detailed assessments and transcriptions with referring physicians and other members of the patient’s cancer care team. Digital images, essential to cancer diagnosis and treatment, also are managed as an integral part of our systems.

•

Device Integration.    Our systems connect directly to medical devices used in cancer care. The quantity of detailed data required by the oncology team is impractical to enter manually into an electronic medical record. To be an effective solution, an oncology IT system must support the electronic transfer of information from a variety of medical devices with different interfaces. We are a leader in oncology device integration, connecting radiation therapy planning, imaging and treatment devices, to streamline complex treatment methods, such as IMRT. Our systems connect to laboratory devices and drug dispensing systems to expedite the chemotherapy process. Our systems’ ability to integrate many devices allows cancer centers to make medical device and IT purchasing decisions without being bound to a particular equipment manufacturer.

•	Administrative Integration. Our oncology IT systems include a fully integrated practice management system that automates time-intensive administrative tasks, such as authorization, scheduling and billing, and is a data repository that substantiates both clinical and business actions. We provide the comprehensive tools required to run a practice efficiently and ensure that patients receive appropriate care. Our systems also integrate with all major enterprise level healthcare IT systems.

•	Data Aggregation and Reporting. We provide a full line of data aggregation and reporting tools that provide customers with the ability to manage data for large population bases. These products help cancer centers meet federal, state and foreign regulatory requirements for reporting on cancer cases, and enable government entities, corporate healthcare organizations, large physician practices and pharmaceutical researchers to generate or access the data required to effectively review, analyze and improve clinical outcomes.

•	Adaptable Design. We design our systems to satisfy the evolving and increasingly complex needs of multi-specialty oncology care, which has treatment characteristics similar to other chronic diseases. Our systems also support the oncologist’s role as the patient’s primary care physician during cancer treatment. We believe, therefore, our systems are adaptable to other chronic disease specialties requiring long-term episodic care as well as the needs of a general provider practice.

Our Strategy

Our objective is to enhance our leadership position in oncology IT systems, become the leading provider of healthcare IT solutions for cancer care generally, and expand into new markets for the treatment of other chronic diseases. Key elements of our strategy include:

•	Expand Our Oncology IT Solution. We will continue to enhance and expand our product offerings to meet the evolving demands and complexity of oncology. We are a leading provider of oncology IT systems due to the breadth and depth of our product functionality, our experience in developing patient safety related products, the large number of medical device interfaces we support for a variety of different vendors’ equipment, the enterprise system integration capabilities our systems provide, and the flexibility we have in configuring and deploying our solutions. For example, we have enhanced our core products to take advantage of a web-based extension that will provide secure access to key clinical and administrative patient data from both desktop browsers and handheld-wireless devices, thus allowing clinicians to access critical data whenever and wherever it is needed.

•	Expand Sales to Our Existing Customers. We believe there is a significant opportunity to sell additional products to our existing customers as most of these facilities have only a subset of our available products. For example, the recent emergence of IMRT as a treatment approach is a significant opportunity for us as our customers add this new capability, which requires additional IT support. Adoption of IMRT is also increasing demand for our imaging products because medical imaging is critical to the IMRT process. We also intend to expand our existing marketing relationships and establish new marketing relationships with manufacturers of devices and systems to provide complementary solutions to our customers.

•	Expand Our Customer Base within Oncology. We intend to expand our existing market position within oncology by selling to the large portion of the market that has yet to make an investment in a specialized oncology IT solution. We believe our leading products, experience in device connectivity, large number of customers, strength of sales and distribution capabilities and customer service will help us attract new customers.

•	Expand Our Worldwide Sales. We intend to continue to expand internationally, particularly in Western Europe and the Pacific Rim. In fiscal 2003, less than 10% of our net sales were outside the

United States, most of which were sold through our distribution relationship with Siemens Medical Systems. In January 2002, we initiated a direct marketing and sales effort in Europe with the opening of our first international sales and support office in the United Kingdom. We have also engaged additional distributors for Italy and Japan. We believe our systems are particularly applicable to international cancer centers, which typically provide centralized, comprehensive cancer care.

•	Expand into New Markets. The medical expertise and technical complexity required of our IT systems in the detection, diagnosis, treatment and follow-up of cancer are comparable to those required by other specialties related to cancer. Accordingly, we have recently expanded the marketing and sales of our products to other practice areas, such as urology and laboratory information systems. Furthermore, we believe we can sell our products to other chronic disease specialties because our systems are designed to address the evolving and increasingly complex needs of multi-specialty oncology care, which has treatment characteristics similar to other chronic diseases.

We also intend to pursue selective acquisitions that will add incremental functionality to our oncology solution and open new market opportunities for us in medical specialties beyond oncology. For example, in April 2002, we acquired a laboratory information system that imports laboratory results into our oncology IT systems. We intend to target strategic acquisitions of businesses or products that we believe will help us achieve our overall goals.

Our Products

Our oncology IT systems integrate business functions, such as scheduling and billing, with an electronic medical record, or EMR, specialized for oncology. The result is a comprehensive integrated solution that improves overall communication, efficiency and quality of care. Our modular design allows cancer centers to acquire a system to meet their initial needs and easily expand it over time. Installation sizes range from small departments with less than five users to national delivery networks with hundreds of users. Our systems are available in both single and multi-department configurations, and are designed to exchange data and images with hospital information and imaging systems to easily co-exist in a hospital environment. Our software applications can be installed on the customer’s conventional or wireless networks, or accessed through the Internet using our remote application hosting service.

IMPAC ONCOLOGY IT SOLUTION

Electronic Medical Record

Our EMR is a computerized patient record with specialized features for chemotherapy and radiation therapy, thereby providing clinicians with a complete picture of cancer care. Major functions include:

•	an order entry and management system customized to process complex chemotherapy and radiation therapy regimens, as well as routine orders for laboratory tests, diagnostic images and other procedures;

•	a structured noting system that reduces the need for transcription services by helping physicians document patient encounters using pre-defined, disease-based templates, which enhances the completeness and accuracy of documents and reduces the risk of improperly documenting care and thus incorrect billing;

•	a quantified nursing assessment tool based on pre-defined templates to facilitate the input of general and treatment-specific assessment criteria; and

•	a documentation management system that streamlines review, edit, approval and electronic distribution of patient records.

Device Connectivity

Our systems connect directly to the devices that are integral to the oncology treatment process, including all devices required to deliver complex radiation therapy treatments such as IMRT. Our systems connect to virtual simulation systems, radiation therapy planning systems, linear accelerators and imaging devices, thereby streamlining radiation therapy planning, setup, verification, delivery and ongoing quality assurance. Our systems are also capable of downloading lab results from a variety of devices and efficiently managing drug administration and billing through our interface with a leading chemotherapy drug dispensing system.

Medical Imaging

Our medical imaging products provide clinicians with the integrated ability to manage both the data and the images that are critical to the diagnosis, planning and delivery of high quality cancer care. Major functions include:

•	an image management system that imports medical images generated by a variety of imaging methods, such as computed tomography scans, or CT scans, magnetic resonance images, digitally reconstructed radiographs, computerized radiographs, simulation images and portal images, using the protocol established by the Committee on Digital Image Communications, or DICOM, or proprietary interfaces when required by the device;

•	a virtual simulation system that accepts CT scans to create a three-dimensional rendering upon which the radiation oncologist can outline critical anatomical areas and specify radiation therapy beam placement, which can then be sent to a radiation therapy treatment planning system for dose calculation; and

•	an electronic work-list that allows the physician to review and annotate medical images at their desktop as an integral part of their planning, charting and administrative activities, as well as communicate imaging requirements and treatment changes directly to the therapy staff prior to treatment delivery.

Practice Management

We provide a full-featured practice management system that is integrated with our clinical system, enabling cancer care centers to improve communication, streamline workflow, improve data reporting and minimize process inefficiencies. Major functions include:

•	a comprehensive admission, discharge and transfer management capability that includes the capture of demographic, insurance, referral and primary-care provider information, and automates visit management by collecting and recording information in compliance with third-party billing regulations and managed care contractual requirements;

•	a patient scheduling and resource management capability that allows personnel to schedule patient and resource appointments for single or multi-department organizations based on patient preferences and resource availability;

•	a charge management capability that facilitates authorizing and collecting of charges at the point-of-care through a variety of mechanisms, including computerized charge slips, event-driven and schedule-driven charge capture and bar-coding. Our system supports the export of charge information to our billing system or service and to external billing systems and services in the format established by Health Level Seven, or HL7;

•	a medical billing and accounts receivables system for freestanding cancer centers and physician practices. The system supports on-demand invoicing and batch claims processing on any user-required cycle as well as electronic claims submission using the format developed by the American National Standards Institute, or ANSI, which is now required by Medicare and HIPAA; and

•	a report generation and editing capability allowing users to customize the comprehensive set of clinical and administrative reports provided with the system as well as generate supplemental reports.

Data Aggregation and Reporting

Federal, state and other foreign regulators require hospital-based cancer programs to collect and report cancer incidents. In addition, accreditation as a “Comprehensive Cancer Center” requires that centers also contribute data to studies conducted by the American College of Surgeons, or ACoS, in the format established by the North American Association of Central Cancer Registries. Our registry products support the collection and reporting of cancer cases in accordance with all national and ACoS requirements. Our registry products also provide the ability to create and access clinical data repositories for cancer research. For example, our National Oncology Database consists of more than 1.9 million cancer cases occurring throughout the United States from 1985 to the present and is updated monthly.

Electronic Data and Image Interchange

Our oncology IT system provides cancer centers with a solution that meets their specific requirements, and supports the exchange of information and images with hospital and payor IT systems through established communications standards. Major functions include:

•	an HL7-compliant interface that supports the electronic exchange of patient data, such as admission, discharge and transfer information, laboratory results, charges and transcriptions, between our systems and other healthcare information systems;

•	a DICOM-compliant interface that supports the exchange of images between our image-enabled products and hospital picture archiving and communication systems as well as a wide variety of image devices; and

•	an ANSI-compliant interface that supports the electronic submission of insurance claims to Medicare and other third-party payors.

Our Services

We also offer a range of services as part of our healthcare IT system. These services consist of the following:

•	Implementation, Training, Support and Upgrades. Our client services group performs system installation and training and provides remote support and upgrades to customers who are under warranty or a support contract. Service and support activities are supplemented by comprehensive education programs, including introductory training courses for new customers and advanced seminars for existing customers to allow them to take full advantage of our product capabilities and facilitate successful product implementation.

•	Transition Management Services. We offer customers assistance in the migration of their current system and data to new hardware and software systems with the goal of minimizing disruption of patient care.

•	Network Services. We offer a comprehensive package of services to assess changes in network utilization and function, forecast any necessary upgrades to accommodate growth, and design any changes necessary to provide the customer with optimal performance and functionality. These services are offered in various forms, ranging from on-site assistance on a time-and-expense basis to complete turn-key project deliveries with guaranteed fixed price rates.

•	Remote Hosting Services. We can also assume the complete processing of customers’ applications from our data center using our own equipment and personnel. This service frees an organization from the need to maintain the environment, equipment and technical staff required for systems processing, and offers support for an organization’s fault-management, configuration-management and utilization-management processes. Our data center is housed in an AT&T hosting facility that is equipped with redundant state-of-the-art security, power, environmental and communications systems.

Research and Development

We believe that our future success will depend on our ability to continue supporting new and emerging cancer treatment methods. Our engineering organization applies a mature software design control process to develop software with the high level of quality required of a medical device manufacturer, and the timeliness required of a commercial software vendor. Our software design control process was implemented to meet rigorous federal and international quality standards. We spent $6.3 million on research and development in fiscal 2001, $7.8 million in fiscal 2002 and $9.9 million in fiscal 2003.

Customers

We sell our products to university teaching hospitals, community hospitals, freestanding cancer centers, private practices and corporate and government organizations. Through our direct sales efforts and the efforts of our distribution partners, we have directly or indirectly installed our products in over 1,600 facilities in over 55 countries. Increasingly, we have seen our installed base and prospects move from single center entities to multi-site entities.

On April 25, 2001, we entered into a five-year agreement with Siemens Medical Systems, Inc., our largest customer and one of the world’s largest manufacturers of radiotherapy systems, granting Siemens a non-exclusive worldwide right to sublicense and distribute our software products to their customers. The agreement allows Siemens to package our software products with their cancer treatment equipment, and to market our products throughout the world under their LANTIS trademark and trade name. The agreement continues our distribution relationship with Siemens that we first established in 1992, and may be terminated before the end of its five-year term only upon a breach of the agreement by either Siemens or us or if either of us seeks bankruptcy court protection or makes an assignment for the benefit of creditors.

Siemens accounted for 7.7% of our net sales in fiscal 2003, 12.2% in fiscal 2002, and 12.7% in fiscal 2001. The decline in Siemens’ sales as a percentage of net sales is attributable to a higher growth rate in our direct sales. Revenues from the sale of our products and services outside the United States accounted for $2.5 million, or 4.1%, of our net sales in fiscal 2003; $3.1 million, or 6.9%, of our net sales in fiscal 2002 and $2.1 million, or 6.2%, of our net sales in fiscal 2001. The decline in Siemens’ sales as a percentage of net sales is attributable to a higher growth rate in our direct sales.

On May 31, 2002, we executed a five-year agreement to be the exclusive provider of radiation oncology IT systems and to provide administrative and clinical systems to US Oncology’s 85 comprehensive cancer centers. US Oncology is the largest provider of oncology services in the United States. The systems will either be deployed as local area networks or hosted by our ASP data center depending on the needs of the specific comprehensive cancer center. Under the ASP model, we will also supply and support the complete computer and local and wide- area networking and, in partnership with AT&T, will address all of US Oncology’s wide-area telecommunications requirements. The agreement may be terminated before the end of its five-year term only upon a breach of the agreement by either US Oncology or us. Prior to this agreement, our systems had been installed in 24 US Oncology comprehensive cancer centers.

Sales and Marketing

We market and sell our products and services worldwide through a direct sales force as well as through several distributors. Management of our North American sales force is centralized and organized into five regions, each with a district manager reporting to our Vice President of Sales for North America. Sales outside of North America are managed by our Vice President of Worldwide Sales. In addition to our direct sales efforts, we have a distributor relationship with Siemens Medical Systems, which markets and sells our products on a non-exclusive basis, primarily in Western Europe and North America. We also have non-exclusive distributor relationships in Italy and Japan for the marketing and sales of our products.

We market our products to individuals who either make or influence the decision to purchase an oncology IT solution, including oncologists, nurses, physicists, therapists, IT staff, registrars and oncology administrators. As healthcare personnel, our customers are required to remain active in the associations that administer their professional certification, attending their meetings, subscribing to their publications and maintaining membership in their national and regional organizations. Therefore, we deliver our message to our potential customers by exhibiting and presenting at trade shows and meetings, by advertising and placing articles in trade publications and by direct mailings to association members. Our marketing plan also includes users’ meetings, symposiums, advisory groups, customer profiles and user publications to promote our customers’ expanded use of our systems.

Competition

We compete primarily in the market for IT systems for cancer care. In addition, we have recently begun to market into other specialties related to cancer, such as urology, and into other functions that support cancer care, such as laboratory information systems. We believe the principal factors affecting the market for our products and services include product functionality, integration, configuration options, open standards, customer service, company reputation, equipment and software bundling and price. The market for our products and services is intensely competitive and characterized by rapidly changing technology, evolving user needs and frequent product introductions. Our principal oncology IT competitor is Varian Medical Systems. We also compete against other oncology IT vendors that provide capital equipment or other oncology-related services, including Nucletron, Elekta AB and IMPATH Inc. In addition, we compete with other companies whose business is primarily comprised of oncology IT, including iKnowMed, OpTx Corporation and IntelliDose/Intrinsiq Data Corporation. Potential future threats include enterprise level healthcare software companies, such as Cerner Corporation and Eclipsys Corporation. In addition, although we have cooperative strategic arrangements with Siemens Medical Systems and other companies for the sale of some of our products, these companies also compete with us on the sale of other products. Other competitors include segment specific providers of practice management, specialized electronic medical record, decision support and imaging systems.

Several of our competitors are better established, benefit from greater name recognition, and have significantly more financial, technical and marketing resources than we do. Despite the greater name recognition and resources of certain competitors, to date we have been able to compete successfully based on the quality of our products and our focus on the oncology IT market. We also anticipate that competition will further increase in the healthcare information technology sector as a result of continued consolidation in both the information technology and healthcare industries.

Government Regulations

Four of our specific products, including two device connectivity products and two imaging products, are statutorily defined as “medical devices” and, therefore, are subject to regulation and oversight by the U.S. Food and Drug Administration, or FDA, the California Department of Health Services Food and Drug Branch, or FDB, and similar foreign regulatory authorities.

FDA Premarket Clearance and Approval Requirements

Premarket Approval.    Before we can introduce a new product categorized as a medical device into the U.S. market, we must obtain FDA clearance or approval through either premarket notification under Section 510(k) or premarket approval under Section 515 of the Federal Food, Drug, and Cosmetic Act, unless the product is otherwise exempt from these requirements. The FDA classifies medical devices into three risk-based levels and applies increasing levels of regulation. Devices deemed to pose relatively less risk are placed in either Class I or II, requiring the manufacturer to submit a premarket notification requesting permission for commercial distribution. The FDA may require results of clinical trials in support of a 510(k) submission and generally requires clinical trial results for a premarket approval application. The FDA has classified our four medical device products as Class II devices, all of which have been granted 510(k) clearance by the FDA.

Resubmission for Substantial Changes.    After a device receives 510(k) clearance, any modification made to the device requires a determination as to whether the modification significantly affects its safety or effectiveness. If the modification could significantly affect the device’s safety and effectiveness, then the modification requires a new 510(k) clearance or, in some instances, could require a premarket approval for the modification. The FDA requires each manufacturer to make this determination, but the FDA can review any manufacturer’s decision and the agency may retroactively require the manufacturer to seek 510(k) clearance or premarket approval. The FDA also can require the manufacturer to cease marketing the modified device or recall the modified device, or both, until 510(k) clearance or premarket approval is obtained. We have made minor modifications to our products and, using the guidelines established by the FDA, have determined that two of the modifications did require us to file new 510(k) submissions. We made new 510(k) submissions which were cleared by the FDA. If the FDA disagrees with our other determinations not to submit, we may not be able to sell one or more of our products until the FDA has cleared new 510(k) submissions for these modifications. We continuously evaluate our products for any required resubmission.

Pervasive and Continuing Food and Drug Administration Regulation.    Numerous FDA regulatory requirements apply to our products categorized as medical devices. These requirements include:

•	quality system regulations which require manufacturers to create, implement and follow numerous elaborate design, development, testing, process control, documentation and other quality assurance procedures;

•	medical device reporting regulations, which require that manufacturers report some types of adverse and other events involving their products; and

•	a general prohibition against promoting products for unapproved uses.

Class II devices may also be subject to special controls applied to them, such as performance standards, post-market surveillance, patient registries and FDA guidelines that may not apply to Class I devices. Our products are currently subject to FDA guidelines for 510(k) cleared devices and are not subject to any other form of special controls, such as a requirement to conduct a screening in a laboratory within a medical facility. We believe we are in compliance with the applicable FDA guidelines, but we could be required to change our compliance activities or be subject to other special controls if the FDA changes its existing regulations or adopts new requirements.

We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. If the FDA finds that we have failed to adequately comply, the agency can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as withdrawal of regulatory clearances, recalls or seizures, fines or criminal prosecution.

The FDA also has the authority to require repair, replacement or refund of the cost of any medical device manufactured or distributed by us. Our failure to comply with applicable requirements could lead to an enforcement action that may have an adverse effect on our financial condition and results of operations. To date, our FDA inspections have not resulted in any required action or penalty.

Other Federal and State Regulations

We are also required to obtain a manufacturing license from the FDB before we begin manufacturing our products, and are subject to FDB audits to ensure that we are compliant with all FDA regulations.

As a participant in the healthcare industry, we are subject to extensive and frequently changing regulations under many other laws administered by governmental entities at the federal, state and local levels. Our healthcare service provider customers are also subject to a wide variety of laws and regulations that could affect the nature and scope of their relationships with us.

There is substantial state and federal regulation of the confidentiality of patient medical records and the circumstances under which such records may be disclosed to or processed by us as a consequence of our contacts with various health providers, such as HIPAA. Although compliance with these laws and regulations is presently the principal responsibility of the hospital, physician or other healthcare provider, regulations governing patient confidentiality rights are rapidly evolving. Additional legislation governing the dissemination of medical record information also has been proposed and may be adopted at the state level. The administrative simplification provisions of HIPAA set standards for electronic transactions, code sets, data security, unique identification numbers, and privacy of individually identifiable health information, which could materially impact our business. We have made changes to our products and business operations to support our customers’ compliance with HIPAA privacy, security and electronic transactions regulatory requirements. During the past several years, the healthcare industry also has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and certain capital expenditures. We are unable to predict what, if any, changes will occur as a result of such regulation.

Foreign Regulations

European Union Regulation.    The primary regulatory environment in Europe is that of the European Union, which consists of 15 member countries encompassing most of the major countries in Europe. The European Union has adopted numerous directives and standards regulating the design, manufacturing, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear a CE Marking to indicate that the device conforms to the essential requirements of the applicable directive, and accordingly, can be commercially distributed throughout the European Union. We hold a certificate to ISO 9001, EN46001, ISO 13485, EN601-1-4, which demonstrates satisfaction of the European Union standards for medical product manufacturers. This certificate is a prerequisite to applying the CE Marking to our products. The CE Marking is required on all medical products sold and used in the European Union. It is also recognized by many countries outside the European Union, such as Australia. The CE Marking indicates that a product was designed, released, produced, sold and serviced using a system that complies with the EU Council Directive 93/42/ECC for medical devices. Our four medical devices are currently eligible to bear the CE Marking.

Canadian Regulation.    The Canadian Health Department has granted us licenses to distribute our four medical devices throughout Canada.

Other Foreign Regulations.    Our products may also be regulated by other foreign governmental agencies. Some countries grant reciprocity for our U.S. and European clearances. We plan to seek approval to sell our products in additional countries.

Intellectual Property and Proprietary Technology

Our success depends on our proprietary information and technology. We rely on a combination of copyright, trademark and trade secret laws, license agreements, nondisclosure and non-compete agreements and technical measures to establish and protect our rights in our proprietary technology. Our software license agreements grant our customers a nonexclusive, nontransferable, limited license to use our products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of our products. We retain all title and rights of ownership in our software products. In addition, we enter into agreements with our employees, third-party consultants and contractors that prohibit the disclosure or use of our confidential information and require the assignment to us of any new ideas, developments, discoveries or inventions related to our business. We also require other third parties to enter into nondisclosure agreements that limit use of, access to and distribution of our proprietary information.

These protections, however, may not be adequate to prevent misappropriation of our proprietary rights. In addition, U.S. law provides only limited protection of proprietary rights and the laws of some foreign countries may offer less protection than the laws of the United States. Unauthorized third parties may copy aspects of our products, reverse engineer our products or otherwise obtain and use information that we regard as proprietary. Subject to certain contractual limitations, a few of our customers can access source-code versions of our software. Although our agreements with such customers attempt to prevent misuse of the source code, the possession of our source code by third parties increases the ease and likelihood of potential misappropriation of such software. There can be no assurance that others will not independently develop technologies similar or superior to our technology or design around our proprietary rights.

We also rely on a variety of technologies that are licensed from third parties to perform key functions. These third-party licenses may not be available to us on commercially reasonable terms in the future. The loss of or inability to maintain any of these licenses could delay the introduction of software enhancements and other features until equivalent technology can be licensed or developed. Any such delay could materially adversely affect our ability to attract and retain customers.

We do not believe our software products or our other proprietary rights infringe on the property rights of third parties. However, we cannot guarantee that third parties will not assert infringement claims against us with respect to current or future software products or that any such assertion may not result in costly litigation or require us to enter into royalty arrangements.

Employees

As of September 30, 2003, we had a total of 308 full-time employees, 100 of whom were engaged in research and development, 168 of whom were engaged in sales, marketing and customer support and 40 of whom were engaged in administration and finance. None of our employees is subject to a collective bargaining agreement. We believe that our relations with our employees are good.

EXECUTIVE OFFICERS

The following table sets forth the name, age and position of our executive officers as of November 18, 2003:

Name	Age	Position
Joseph K. Jachinowski	48	President, Chief Executive Officer and Chairman of the Board of Directors

James P. Hoey	45	Executive Vice President, Chief Operations Officer and Director

David A. Auerbach	44	Executive Vice President, Treasurer, Secretary and Director

Kendra A. Borrego	34	Chief Financial Officer

Joseph K. Jachinowski co-founded IMPAC in January 1990 and has served as President, Chief Executive Officer and Chairman of the Board since that time. Prior to co-founding IMPAC, Mr. Jachinowski held multiple management positions at Varian Medical Systems, Inc. from 1983 to 1990. Mr. Jachinowski holds an M.S. degree in Electrical Engineering from Washington State University and a B.S. degree in Electrical Engineering from Ohio University.

James P. Hoey co-founded IMPAC in January 1990 and has served as Executive Vice President and a director since that time. Mr. Hoey has also served as Chief Operations Officer since August 1999. Prior to co-founding IMPAC, Mr. Hoey served as Manager of Radiation Product Marketing for Varian Medical Systems, Inc. from 1988 to 1990. Mr. Hoey holds an M.B.A. degree from Santa Clara University and a B.A. degree in Biomedical Engineering and in Business Administrative Sciences from Yale University.

David A. Auerbach co-founded IMPAC in January 1990 and has served as Executive Vice President, Treasurer, Secretary and a director since that time. From January 1990 to February 2000, Mr. Auerbach also served as IMPAC’s Chief Financial Officer. Mr. Auerbach has also served as President of IMPAC Global Systems, Inc., a wholly-owned subsidiary of IMPAC, since October 2001 and as President of IMPAC Medical Systems Limited, a wholly-owned subsidiary of IMPAC, since January 2002. Mr. Auerbach also served as President of CareCore, Inc., a healthcare information technology company, from July 1999 to March 2001. Prior to co-founding IMPAC, Mr. Auerbach served as Manager of Research and Development for Project Management for Varian Medical Systems, Inc. from 1987 to 1990. Mr. Auerbach holds an M.S. degree in Mechanical Engineering from Stanford University and a B.S. degree in Mechanical/Biomedical Engineering from Carnegie Mellon University.

Kendra A. Borrego joined IMPAC in August 1992 and has served as Chief Financial Officer since March 2000. Ms. Borrego served as IMPAC’s Director of Finance from August 1999 to February 2000 and as Controller from August 1992 to July 1999. Ms. Borrego holds an M.B.A. degree from San Jose State University and a B.S. degree in Business from the University of Nevada.

Additional Information

Our Web site is http://www.impac.com. We make available free of charge, on or through our Web site, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (SEC). Information contained on our Web site is not part of this report.

Item 2.     Properties

Our principal executive offices occupy approximately 58,000 square feet in Mountain View, California under a lease that expires in 2007. We also lease additional office facilities aggregating approximately 42,000 square feet in Nevada, Massachusetts, Virginia and the United Kingdom. We intend to expand our sales, marketing and technology operations and, therefore, may require additional facilities in the future, which we believe can be obtained on commercially reasonable terms when needed.

Item 3.     Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock has been traded on the Nasdaq National Market under the symbol IMPC since our initial public offering on November 20, 2002. The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for our common stock, as reported by the Nasdaq National Market.

	High	Low
Fiscal 2003
First Quarter (commencing November 20, 2002)	$18.85	$17.43
Second Quarter	22.28	16.15
Third Quarter	23.35	16.99
Fourth Quarter	25.29	17.76

The closing sale price for our common stock on November 18, 2003 was $23.27.

As of September 30, 2003, there were approximately 64 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

We have not paid any cash dividends on our common stock in the past. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Changes in Securities and Use of Proceeds

Our registration statement (Registration No. 333-89724) under the Securities Act of 1933, as amended, for our initial public offering became effective on November 19, 2002. A total of 2,515,625 shares of common stock were registered, and we sold 1,875,000 shares of our common stock to an underwriting syndicate. Thomas Weisel Partners LLC, SG Cowen Securities Corporation and U.S. Bancorp Piper Jaffray Inc. were the managing underwriters of the offering. An additional 640,625 shares of common stock were sold on behalf of selling stockholders as part of the same offering. All shares were sold to the public at a price of $15.00 per share. In connection with the offering, we paid approximately $2.0 million in underwriting discounts and commissions to the underwriters. Offering proceeds, net of aggregate costs to us of approximately $1.8 million, were approximately $24.3 million. We intend to use the net proceeds from our offering for working capital and to expand our business generally, including possible acquisitions.

Item 6.     Selected Financial Data

The consolidated selected financial data set forth below should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended September 30,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Sales:
Software license and other, net	$15,092	$20,011	$23,566	$31,478	$41,487
Maintenance and services	5,566	7,663	10,291	14,210	19,572

Total net sales	20,658	27,674	33,857	45,688	61,059

Cost of sales:
Software license and other, net	3,605	4,866	6,255	7,896	10,547
Maintenance and services	1,966	2,679	3,376	4,543	7,349

Total cost of sales	5,571	7,545	9,631	12,439	17,896

Gross profit	15,087	20,129	24,226	33,249	43,163

Operating expenses:
Research and development	3,369	4,495	6,276	7,841	9,898
Sales and marketing	5,028	6,361	9,255	12,538	14,438
General and administrative	1,368	2,343	3,633	4,357	5,280
Write-off of purchased in-process research and development	—	308	511	116	—
Merger related costs	—	578	—	—	—
Amortization of goodwill and other intangible assets	652	793	361	562	345

Total operating expenses	10,417	14,878	20,036	25,414	29,961

Operating income	4,670	5,251	4,190	7,835	13,202
Interest expense	—	—	(41)	(28)	(35)
Interest and other income	364	508	553	417	572
Write-down of notes receivable	—	(691)	—	—	—

Income before provision for income taxes	5,034	5,068	4,702	8,224	13,739
Provision for income taxes	(1,963)	(1,993)	(1,685)	(3,043)	(5,083)

Net income	3,071	3,075	3,017	5,181	8,656
Accretion of redeemable convertible preferred stock(1)	—	(508)	(1,431)	(8,550)	(2,229)

Net income (loss) available for common stockholders	$3,071	$2,567	$1,586	$(3,369)	$6,427

Net income (loss) per common share:
Basic	$0.53	$0.43	$0.26	$(0.56)	$0.71

Diluted	$0.43	$0.40	$0.25	$(0.56)	$0.66

Weighted-average shares used in computing net income (loss) per common share:
Basic	5,837	5,907	6,017	6,042	9,010

Diluted	7,219	6,387	6,457	6,042	9,741

	As of September 30,
	1999	2000	2001	2002	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities	$11,773	$12,382	$17,926	$26,973	$67,750
Working capital	4,460	5,443	6,547	12,211	51,123
Total assets	19,949	26,510	32,953	46,005	90,583
Capital lease obligations, less current portion	—	236	179	114	41
Redeemable convertible preferred stock	4,000	4,508	5,939	14,489	—
Total stockholders’ equity	5,734	8,695	10,339	7,148	60,212

(1)	After September 27, 2002, the holders of a majority of our redeemable convertible preferred stock could have required us to redeem the preferred shares by paying in cash an amount equal to the greater of $3.23 per share or the fair market value plus all declared or accumulated but unpaid dividends within thirty days. No dividends were ever declared for our redeemable convertible preferred stock. These shares automatically converted to common stock upon the closing of our initial public offering. We accreted charges that reflected the increase in market value of the redeemable convertible preferred stock as an adjustment to retained earnings and, as a result, reduced the amount of net income (loss) available for common stockholders. Several factors influenced our determination of the value of the redeemable convertible preferred stock. These factors included our prior plans for an initial public offering, the performance of our business, changes in our business model and significant product introductions, current market conditions and the performance of the stock price of our comparable companies. After the initial public offering, no further accretion has been or will be required. The redemption value of the redeemable convertible preferred stock was $16.7 million at the time of our initial public offering. This amount was reclassified on our balance sheet from redeemable convertible preferred stock to common stock and additional paid-in capital upon the closing of the initial public offering. See Note 5 of the notes to our consolidated financial statements for a more detailed explanation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes appearing in Item 8 of this Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth below under “Risk Factors” and elsewhere in this Form 10-K.

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

Net Sales and Revenue Recognition

We sell our products directly throughout the world and primarily in North America, Europe and the Pacific Rim countries. In addition, we use non-exclusive distributors to augment our direct sales efforts. Sales through distributors represented 12.7% of our total net sales in fiscal 2001, 12.2% in fiscal 2002 and 7.7% in fiscal 2003, all of which were sold through Siemens Medical Systems, Inc. Revenues from the sale of our products and services outside the United States accounted for $2.1 million, or 6.2%, of our net sales in fiscal 2001, $3.1 million, or 6.9%, of our net sales in fiscal 2002 and $2.5 million, or 4.1%, of our net sales in fiscal 2003. The decline in distributor sales as a percentage of net sales is attributable to a higher growth rate in our direct sales. We have signed agreements with other distributors, which have not yet generated sales.

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

The decision to implement, replace, expand or substantially modify an information system is a significant commitment for healthcare organizations. In addition, our systems typically require significant capital expenditures by the customer. Consequently, we experience long sales and implementation cycles. The sales cycle for our systems ranges from six to twenty four months or more from initial contact to contract execution. Our implementation cycle generally ranges from three to nine months from contract execution to completion of implementation.

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

We recognize revenue from third-party products and related configuration and installation services sold with our licensed software upon acceptance by the customer. We recognize revenue from third-party products sold separately from our licensed software upon delivery. Third-party products represented 4.3% of our total net sales in fiscal 2003. The increase in third party sales as a percentage of net sales is attributable to a higher growth rate in our third party product sales.

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

System installations require several phases of implementation in the process of accepting product delivery and have led to our development of a highly specialized client service organization. All new orders require multiple site visits from our personnel to properly install, configure and train customer personnel. Several point-

of-care products are used with various third-party hardware and software products that are also sold and configured during the implementation process. After the initial implementation process, our application support staff provides phone support and any applicable system updates. A substantial percentage of engineering costs are allocated to client services due to continuing engineering efforts related to the support and enhancement of our products. Historically, cost of sales has increased at approximately the same rate as net sales. However, as newly developed products and acquired product lines are released to the customers, additional investments in client service staff could cause gross margins to fluctuate.

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

We have consistently expanded our sales force, made significant investments in marketing communications and increased trade show activities to enhance market awareness of our products. We expect that sales and marketing expenses will increase in absolute dollars for the foreseeable future as we continue to expand our sales and marketing capabilities.

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

A significant portion of facility, infrastructure and maintenance costs are allocated as overhead to other functions based on distribution of headcount. Our general and administrative expenses increased after our initial public offering, and we expect these expenses will remain higher in absolute dollars in the foreseeable future.

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

Acquisitions

In April 2000, we purchased all of the outstanding stock of MC2 Scientific Systems, Inc., or MC2, for $1.3 million in cash and acquisition costs of $81,000. MC2 was a privately held medical software company that developed imaging and simulation software technology. The acquisition included a medical imaging DICOM product and two products in development that will be used to plan radiation therapy treatments. We have just completed the development of the in-process products. At the time of acquisition, MC2 generated very little revenue and the impact on operating costs included the addition of two employees. As a result of this transaction, we recorded an expense associated with the purchase of in-process research and development of $308,000, net tangible liabilities of $15,000 and goodwill and intangible assets of $588,000. We recorded the acquisition using the purchase method of accounting. The amortization of intangible assets other than goodwill is being taken over a range of periods from two to five years. Upon our adoption of Statement of Financial Accounting Standards, or SFAS, No. 142 “Goodwill and Other Intangible Assets” on October 1, 2002, the remaining unamortized balance of goodwill and acquired workforce, which was reclassified to goodwill, of $466,000 has ceased to be amortized. Instead, we perform annual impairment assessments by applying a fair-value based test. The annual goodwill impairment test was completed during the first quarter of fiscal 2003, and it was determined that there was no impairment of goodwill at that time.

In February 2001, we purchased the intellectual property of CareCore, Inc., or CareCore, for extinguishment of notes receivable in the amount of $500,000 held by us and $40,000 in acquisition costs. CareCore was a privately held internet based healthcare company that was developing a web portal for cancer patients and their families. The CareCore asset acquisition brought us additional clinical charting web based intellectual property that we have since incorporated into one of our product lines and a list of registered web site names relating to cancer. The company did not generate any revenues and the impact on operating costs included the addition of two employees both of whom filled open positions within our company. We recorded the transaction using the purchase method of accounting. As a result of this transaction, we recorded an expense associated with the purchase of in-process research and development of $511,000 and intangible assets of $29,000. We recorded amortization of acquired workforce over ten months. This acquisition became fully amortized during fiscal 2002.

In April 2002, we purchased all the outstanding stock of Intellidata, Inc., or Intellidata, for $1.3 million in cash and acquisition costs of $129,000. Intellidata was a privately held laboratory information system company. The Intellidata acquisition adds a laboratory information management capability to our product line, which is complementary to our oncology electronic medical record. Subsequent to the acquisition through September 30, 2003, we have recognized maintenance and support revenues of $806,000 and added 12 employees. We will invest in expanding our support and sales functions by adding additional employees; however, we expect the increase in sales will offset the associated impact of increased operating expenses. We have recorded the transaction using the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations.” As a result of this transaction, we recorded an expense associated with the purchase of in-process research and development of $116,000, net tangible liabilities of $166,000 and goodwill and intangible assets of $1.4 million. During fiscal 2003, we wrote-off acquired accounts receivable balances totaling approximately $25,000. In accordance with SFAS No. 141, this amount was reallocated from accounts receivable to goodwill in the acquisition purchase price allocation. In accordance with SFAS No. 142, goodwill was not amortized. Instead, we perform annual impairment assessments by applying a fair-value based test. The annual goodwill impairment test was completed during the first quarter of fiscal 2003, and it was determined that there was no impairment of goodwill at that time.

Accretion of Redeemable Convertible Preferred Stock

From September 27, 2002 until our initial public offering, the holders of a majority of our then outstanding redeemable convertible preferred stock could have required us to redeem the preferred shares by paying in cash an amount equal to the greater of $3.23 per share or the fair market value plus all declared or accumulated but unpaid dividends within thirty days. These shares automatically converted to common stock upon the closing of our initial public offering in November 2002. We accreted charges that reflected the increase in market value of the redeemable convertible preferred stock as an adjustment to retained earnings and, as a result, decreased net income available to common stockholders or increased the amount of net loss attributable to common stockholders. After our initial public offering, no further accretion has been or will be required. The redemption value of the redeemable convertible preferred stock was $16.7 million at the time of our initial public offering. This amount was reclassified on our balance sheet from redeemable convertible preferred stock to common stock and additional paid-in capital upon the closing of the initial public offering. See Note 5 of the notes to our consolidated financial statements for a more detailed explanation.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated.

	Percentage of Net Sales
	Year Ended September 30,
	2001	2002	2003
Sales:
Software license and other, net	69.6%	68.9%	67.9%
Maintenance and services	30.4	31.1	32.1

Total net sales	100.0	100.0	100.0
Cost of sales:
Software license and other, net	18.5	17.3	17.3
Maintenance and services	9.9	9.9	12.0

Total cost of sales	28.4	27.2	29.3

Gross profit	71.6	72.8	70.7
Operating expenses:
Research and development	18.5	17.2	16.2
Sales and marketing	27.3	27.4	23.6
General and administrative	10.8	9.5	8.6
Write-off of purchased in-process research and development	1.5	0.3	—
Amortization of goodwill and other intangible assets	1.1	1.2	0.6

Total operating expenses	59.2	55.6	49.0

Operating income	12.4	17.2	21.7
Interest and other income, net	1.5	0.8	0.8

Income before provision for income taxes	13.9	18.0	22.5
Provision for income taxes	(5.0)	(6.7)	(8.3)

Net income	8.9%	11.3%	14.2%

Comparison of Years Ended September 30, 2003 and 2002

Net Sales.    Net sales increased 33.6% from $45.7 million in fiscal 2002 to $61.1 million in fiscal 2003. Net software related sales increased 31.8% from $31.5 million in fiscal 2002 to $41.5 million in fiscal 2003. Sales of imaging systems accounted for $4.1 million of the $10.0 million increase, new system sales in oncology accounted for $3.3 million, sales of additional new products in oncology accounted for $2.4 million, and the remaining increase was attributable to new sales in registry, urology and laboratory software. An increase in the average system price, due primarily to an increase in the number of products included in each order, contributed 34.2% of the overall increase in net software related sales in fiscal 2003 as compared to fiscal 2002, with the remaining contribution attributable to an increase in volume of installations. Maintenance and services increased 37.7% from $14.2 million in fiscal 2002 to $19.6 million in fiscal 2003. Maintenance and support contracts contributed $5.0 million of the $5.4 million increase and additional training and installation contributed $358,000. Our continued high customer retention on maintenance and support contracts, the general price increase, and expansion of our service offerings all contributed to the growth of maintenance and services as a percentage of net sales.

Cost of Sales.    Total cost of sales increased 43.9% from $12.4 million in fiscal 2002 to $17.9 million in fiscal 2003. Our gross margin decreased from 72.8% in fiscal 2002 to 70.7% in fiscal 2003. Cost of sales relating to net software sales increased 33.6% from $7.9 million in fiscal 2002 to $10.5 million in fiscal 2003. Our gross margin associated with net software sales decreased from 74.9% in fiscal 2002 to 74.6% in fiscal 2003. The increase in expenses related to $1.5 million in employee related costs, $805,000 in supplies and materials and $335,000 in implementation costs. Cost of sales relating to maintenance and services increased 61.8% from $4.5 million in fiscal 2002 to $7.3 million in fiscal 2003. Our gross margin associated with maintenance and services decreased from 68.0% in fiscal 2002 to 62.5% in fiscal 2003. The increase in expenses related to $1.4 million in employee related expenses, $635,000 in continuing engineering costs, $608,000 in telephone costs, $138,000 in travel expenses and $64,000 in supplies and materials. This was an investment year for our client services organization, and we added significant headcount to our application support organization domestically. We also established an installation and support infrastructure in Europe as part of our international expansion plans. Finally, we have begun implementing customers under our US Oncology contract who use our application service provider option out of our data center.

Research and Development.    Research and development expenses increased 26.2% from $7.8 million in fiscal 2002 to $9.9 million in fiscal 2003. As a percentage of total net sales, research and development expenses decreased from 17.2% in fiscal 2002 to 16.2% in fiscal 2003. Additional engineering headcount and the associated personnel expenses were the primary factors for the increase in absolute dollars. The decrease as a percentage of total net sales in fiscal 2003 was due to increased net sales relative to research and development expenses.

Sales and Marketing.    Sales and marketing expenses increased 15.2% from $12.5 million in fiscal 2002 to $14.4 million in fiscal 2003. As a percentage of total net sales, sales and marketing expenses decreased from 27.4% in fiscal 2002 to 23.6% in fiscal 2003. The increase in absolute dollars was primarily due to $979,000 in employee related expenses, $542,000 in travel expenses, $506,000 in commissions and $84,000 in advertising partially offset by a $104,000 reduction in outside services, $61,000 reduction in supplies and a $44,000 reduction in sponsorships. The decrease as a percentage of total net sales in fiscal 2003 was due to increased net sales relative to marketing and sales expenses.

General and Administrative.    General and administrative expenses increased 21.2% from $4.4 million in fiscal 2002 to $5.3 million in fiscal 2003. As a percentage of total net sales, general and administrative expenses decreased from 9.5% in fiscal 2002 to 8.6% in fiscal 2003. The increase in absolute dollars was primarily due to increases in business insurance of $391,000, employee related expenses of $292,000, professional fees of $172,000, rent of $171,000, outside services of $124,000, maintenance costs of $96,000, depreciation expense of $64,000, and travel costs of $48,000. The increase in expenses was partially offset by a reduction in bad debt expense of $368,000, charitable contributions of $45,000 and telephone expense of $38,000. The decrease as a percentage of total net sales in fiscal 2003 was due to increased net sales relative to general and administrative expenses.

In-Process Research and Development.    During fiscal 2003, we did not have any transactions that required an in-process research and development write-off. During fiscal 2002, we recorded a write-off of in-process research and development in the amount of $116,000 due to an analysis allocating the purchase price paid for certain intellectual property in that period. Intellidata was in the process of adding new functionality to its line of laboratory information system products and we believed there was sufficient risk in completing the technology to qualify the in-process research and development $116,000 write-off.

Amortization of Goodwill and Other Intangible Assets.    Amortization expenses decreased 38.6% from $562,000 in fiscal 2002 to $345,000 in fiscal 2003. Our adoption of SFAS No. 142, as of October 1, 2002 was the primary cause of the decline in amortization expense. In accordance with SFAS No. 142, we have ceased amortizing goodwill and instead we perform an assessment for impairment at least annually by applying a fair-value-based test. We have also reclassified the unamortized balance of acquired workforce to goodwill. Accordingly, no goodwill or acquired workforce amortization was recognized fiscal 2003. Remaining amortization relating to developed core technology acquired from MC2 was completed in March 2003. We still amortize certain intangible assets acquired from Intellidata in April 2002 as it relates to developed/core technology, customer base and a covenant-not-to-compete. No goodwill amortization is included in amortization expense related to either transaction during fiscal 2003.

Operating Income.    Operating income increased 68.5% from $7.8 million in fiscal 2002 to $13.2 million in fiscal 2003. Operating income increased significantly due to the higher rate of increase in net sales relative to the rate of increase in operating expenses. In fiscal 2003, we continued to expand our sales force and increase our client service staff, which resulted in increased sales in the 2003 period. In addition, we did not complete any acquisitions and amortization expense decreased due to the adoption of SFAS No. 142 during fiscal 2003.

Interest and Other Income, Net.    Interest and other income, net increased 38.0% from $389,000 in fiscal 2002 to $537,000 in fiscal 2003. The increase is related to higher cash balances due to our initial public offering in November 2002, a second public offering in May 2003, and increase positive cash flow generated from operations in fiscal 2003.

Income Taxes.    Our effective tax rate was 37.0% in fiscal 2002 and fiscal 2003.

Comparison of Years Ended September 30, 2002 and 2001

Net Sales.    Net sales increased 34.9% from $33.9 million in fiscal 2001 to $45.7 million in fiscal 2002. Net software related sales increased 33.6% from $23.6 million in fiscal 2001 to $31.5 million in fiscal 2002. Sales of additional products to our existing customers in radiation oncology, such as IMRT interfaces, accounted for $3.5 million of the $7.9 million increase, new system sales in radiation oncology accounted for $2.5 million, sales of new imaging systems accounted for $1.7 million, and registry annual licenses accounted for $125,000. A general price increase contributed 21.6% of the overall increase in net software related sales in fiscal 2002 as compared to fiscal 2001, with the remaining contribution being attributable to an increase in unit sales volume. Maintenance and services also increased 38.1% from $10.3 million in fiscal 2001 to $14.2 million in fiscal 2002. Maintenance and support contracts contributed $3.4 million of the $3.9 million increase, additional training and installation contributed $354,000 and the billing service contributed $185,000. Our continued high customer retention on maintenance and support contracts, the general price increase, and expansion of our service offerings all contributed to the growth of maintenance and services as a percentage of net sales.

Cost of Sales.    Total cost of sales increased 29.1% from $9.6 million in fiscal 2001 to $12.4 million in fiscal 2002. Our gross margin increased from 71.6% in fiscal 2001 to 72.8% in fiscal 2002. Cost of sales relating to net software sales increased 26.2% from $6.3 million in fiscal 2001 to $7.9 million in fiscal 2002. Our gross margin associated with net software sales increased from 73.4% in fiscal 2001 to 74.9% in fiscal 2002. The increase in expenses related to $1.0 million in employee related costs, $381,000 in supplies and materials and $250,000 in implementation costs. Cost of sales relating to maintenance and services increased 34.5% from $3.4 million in fiscal 2001 to $4.5 million in fiscal 2002. Our gross margin associated with maintenance and services increased from 67.3% in fiscal 2001 to 68.0% in fiscal 2002. The increase in expenses related to $691,000 in employee related expenses, $307,000 in continuing engineering costs, $67,000 in telephone costs, and $46,000 in travel expenses.

Research and Development.    Research and development expenses increased 24.9% from $6.3 million in fiscal 2001 to $7.8 million in fiscal 2002. As a percentage of total net sales, research and development expenses decreased from 18.5% in fiscal 2001 to 17.2% in fiscal 2002. Additional engineering headcount and the associated personnel expenses were the primary factors for the increase in absolute dollars. The decrease as a percentage of total net sales in fiscal 2002 was due to increased net sales relative to research and development expenses.

Sales and Marketing.    Sales and marketing expenses increased 35.5% from $9.3 million in fiscal 2001 to $12.5 million in fiscal 2002. As a percentage of total net sales, sales and marketing expenses increased slightly from 27.3% in fiscal 2001 to 27.4% in fiscal 2002. A significant expansion and restructuring of our domestic sales force as well as an increase in product marketing headcount in late 2001 increased employee-related expenses by $2.1 million and $541,000 in commission expenses. In addition, marketing communications expenses increased by $614,000 as we continued to focus on promotion, marketing materials and public relations.

General and Administrative.    General and administrative expenses increased 20.0% from $3.6 million in fiscal 2001 to $4.4 million in fiscal 2002. As a percentage of total net sales, general and administrative expenses decreased from 10.8% in fiscal 2001 to 9.5% in fiscal 2002. The increase in absolute dollars was primarily due to increases in our allowance for doubtful accounts of $450,000, general office supplies and materials of $111,000, executive travel of $81,000, business insurance premiums of $74,000, stock-based compensation of $50,000 and facility maintenance costs of $36,000. The increase in the allowance for doubtful accounts was related to $42,000 of receivables acquired from Intellidata and an increase in specific reserves of $297,000 for a limited number of customers who have indicated that economic conditions are impacting their ability to remit payment. The decrease as a percentage of total net sales in fiscal 2002 was due to increased product sales relative to general and administrative expenditures.

In-Process Research and Development.    We recorded a write-off of in-process research and development in the amount of $116,000 in fiscal 2002 and $511,000 in fiscal 2001 due to an analysis allocating the purchase price paid for certain intellectual property in those periods. For the same period in fiscal 2001, CareCore’s only product was still under development and also qualified for a $511,000 write-off.

Amortization of Goodwill and Other Intangible Assets.    Amortization expenses increased 55.7% from $361,000 in fiscal 2001 to $562,000 in fiscal 2002. Our acquisition of Intellidata in April 2002 increased amortization expense as it relates to developed/core technology, customer base and a covenant-not-to-compete. No goodwill is included in the amortization related to this transaction. Our acquisition of intellectual property from CareCore in February 2001 increased amortization expenses as it relates to acquired workforce.

Operating Income.    Operating income increased 87.0% from $4.2 million in fiscal 2001 to $7.8 million in fiscal 2002. Operating income increased significantly due to the higher rate of increase in net sales relative to the rate of increase in operating expenses. In fiscal 2001, we expanded our sales and marketing capabilities and research and development efforts, which resulted in increased sales in the 2002 period. Although we wrote off $116,000 in fiscal 2002, our write-off of $511,000 of purchased in-process research and development from CareCore also contributed to lower operating income in fiscal 2001 as compared to fiscal 2002.

Interest and Other Income, Net.    Interest and other income, net decreased 24.0% from $512,000 in fiscal 2001 to $389,000 in fiscal 2002. The decline is related to lower interest income from investments in short and long-term marketable securities resulting from lower interest rates in fiscal 2002.

Income Taxes.    Our effective tax rate was 35.8% in fiscal 2001 compared to 37.0% in fiscal 2002. The higher tax rate was primarily due to higher operating income and the discontinuation of our foreign sales corporation tax advantage in fiscal 2002.

Selected Quarterly Results of Operations

The following table sets forth financial data for the eight quarters ended September 30, 2003. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in our opinion, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003
	(in thousands except per share data)
Consolidated Statement of Operations Data:
Net sales	$8,616	$11,820	$12,170	$13,082	$12,208	$15,338	$16,315	$17,198
Cost of sales	2,547	2,986	3,153	3,753	3,741	4,212	4,794	5,149

Gross profit	6,069	8,834	9,017	9,329	8,467	11,126	11,521	12,049
Operating expenses	5,421	6,398	6,473	7,122	6,518	7,410	7,847	8,186

Operating income	648	2,436	2,544	2,207	1,949	3,716	3,674	3,868
Net income	477	1,586	1,670	1,448	1,276	2,428	2,407	2,545
Accretion of redeemable convertible preferred stock	(1,804)	(3,178)	(3,264)	(304)	(2,229)	—	—	—

Net income (loss) available for common stockholders	$(1,327)	$(1,592)	$(1,594)	$1,144	$(953)	$2,428	$2,407	$2,545

Net income (loss) per common share:
Basic	$(0.22)	$(0.26)	$(0.26)	$0.19	$(0.13)	$0.26	$0.25	$0.26

Diluted	$(0.22)	$(0.26)	$(0.26)	$0.17	$(0.13)	$0.25	$0.24	$0.25

Weighted-average shares used in computing net income (loss) per common share:
Basic	6,025	6,027	6,043	6,071	7,469	9,340	9,526	9,717

Diluted	6,025	6,027	6,043	6,630	7,469	9,913	10,050	10,208

Our operating results have fluctuated from quarter to quarter due to a variety of reasons. We discuss below some of the larger changes in various line items in the table above.

Net Sales.    During the first quarter ending December 31 of each fiscal year, our software license sales tend to decrease due to seasonality matters relating to our installation process. Our installation and training process for new customers is dependent on our ability to be on-site to recognize revenue. Our first fiscal quarter includes two major holiday seasons and a major industry trade show that affect nearly four weeks of the quarter, resulting in less time for us to perform the implementation necessary to recognize software revenues.

Cost of Sales.    Cost of sales tends to be higher as a percentage of total net sales in the first quarter ending December 31 of each fiscal year due to the seasonal impact of total net sales in the same quarter. A significant portion of cost of sales is fixed since our delivery and installation process is dependent on headcount.

Operating Expenses.    Operating expenses tend to be higher as a percentage of total net sales in the first quarter ending December 31 of each fiscal year due to the seasonal impact affecting recognition of revenue for our software sales in the same quarter. In addition, the most significant trade show that we attend occurs within the quarter ending December 31, which increases our sales and marketing expenses. In the quarter ended June 30, 2002, we wrote off $116,000 of purchased in-process research and development, which also resulted in a net income margin for the quarter lower than normal.

Net Income.    Our first quarter generally results in the lowest net income during the fiscal year due to factors influencing net sales, including the higher expenses relating to our largest trade show of the year. The second and third quarters typically result in the highest net income figures for the year as we do not incur any significant seasonal expenses during those quarters. Our fourth quarter typically results in net income slightly less than the third quarter due to higher travel expenses relating to the sales and implementation process and the determination of company-wide year-end bonuses.

Accretion of Redeemable Convertible Preferred Stock.    Prior to our initial public offering, each reporting period, the carrying value of the redeemable convertible preferred stock was increased by periodic accretions, using the effective interest method, so that the carrying amount would equal the redemption value at the redemption date. These increases were effected through charges against retained earnings. Several factors have influenced our determination of the value of the redeemable convertible preferred stock. These factors included our plans for an initial public offering, the performance of our business, changes in our business model and significant product introductions, current market conditions and the performance of the stock price of our comparable companies. The quarter ended December 31, 2002 was the last period in which the accretion charges were required to be recorded due to our initial public offering in November 2002.

We believe that quarterly revenues and operating results are likely to vary significantly in the future and that quarter to quarter comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Inflation

The results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation, we believe that the effects of inflation on its operations have been immaterial.

Backlog

As of September 30, 2003, we had a backlog of $49.7 million compared to a backlog of $40.0 million as of September 30, 2002. Our backlog is comprised of system sales and maintenance and support services. We expect to fulfill approximately $43.3 million of our backlog at September 30, 2003 during fiscal 2004 with the remaining portion to be completed in subsequent periods. We cannot assure you that contracts included in backlog will generate the specified revenues or that these revenues will be fully recognized within the specified time periods.

Seasonality

Historically, we have experienced a seasonal pattern in our operating results related primarily to revenues, with our first quarter typically having the lowest revenues followed by significant revenue growth in the subsequent quarters of our fiscal year. In particular, we have experienced strong revenue growth in the fourth quarter that we believe to be related to the year-end of many of our customers’ budgetary cycles. We believe the seasonality of our revenue in the first quarter is due to the impact of the holiday season and a major industry trade show on the on-site portion of the implementation process. Net income levels are typically the lowest in our first fiscal quarter with significant improvement occurring in sequential quarters.

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

Liquidity and Capital Resources

We have financed our operations since inception primarily through cash from operating activities and a $4.0 million private placement of equity in 1996. In November 2002, we completed our initial public offering and raised net proceeds of $24.3 million and in May 2003, we completed a secondary public offering and raised net proceeds of $3.2 million. Cash, cash equivalents and available-for-sale securities were $17.9 million at September 30, 2001, $27.0 million at September 30, 2002 and $67.8 million at September 30, 2003.

Net cash provided by operating activities was $7.1 million in fiscal 2001, $12.1 million in fiscal 2002 and $13.6 million in fiscal 2003. For fiscal 2001, cash provided by operating activities was primarily attributable to net income after adjustment for non-cash charges relating to depreciation and amortization. Increases in customer deposits, accrued liabilities and deferred revenue also contributed to cash provided by operating activities. For fiscal 2002 and fiscal 2003, cash provided by operating activities was primarily attributable to net income after adjustment for non-cash charges relating to depreciation, amortization and the provision for doubtful accounts. Increases in customer deposits, accrued liabilities, income taxes payable and deferred revenue, offset by an increase in accounts receivable also contributed to cash provided by operating activities in fiscal 2002 and fiscal 2003. We incurred non-cash charges related to write-offs of in-process research and development of $511,000 in fiscal 2001 and $116,000 in fiscal 2002. During the past three years, we have aimed to improve the productivity of our accounts receivable. In determining average days sales outstanding and accounts receivable turnover, we use our gross annual invoicing and gross accounts receivable balances in each calculation as we believe this provides a more conservative and relevant measurement basis due to the significance of our deferred revenue. Our accounts receivable turnover decreased slightly to 5.5 for fiscal 2003 compared to 6.0 in fiscal 2002. Our days sales outstanding at September 30, 2003 increased to 66 from 59 at September 30, 2002. We believe that the overall increase in sales for fiscal 2003 as compared to fiscal 2002 has impacted the calculation of accounts receivable turnover and days sales outstanding ratios. We continue our efforts to improve collections by maintaining appropriate staffing levels, formalizing escalation procedures and improving internal communications. Revenue is only recognized when all of the criteria for revenue recognition have been met, which is upon acceptance and invoicing of the final balance of the fee unless the invoice has payment terms extending longer than 60 days. Any invoice that has payment terms longer than 60 days is considered to have extended payment terms and is not recognized as a receivable or revenue until it is due and payable.

Net cash used in investing activities was $2.0 million in fiscal 2001, $1.2 million in fiscal 2002 and $8.2 million in fiscal 2003. In fiscal 2001, cash used in investing activities primarily related to the purchase of $1.4 million in property and equipment relating to an expansion office located in Henderson, Nevada and $231,000 for the purchase of the intellectual property of CareCore. In fiscal 2002, cash used in investing activities was attributed to payments of $1.4 million and $500,000 relating to the acquisitions of Intellidata and MC2, respectively, and payments of $1.2 million to acquire property and equipment, offset by net proceeds from sales and maturities of available-for-sale securities of $1.0 million. In fiscal 2003, cash used in investing activities was primarily due to $2.1 million in property and equipment expenditures for office expansions and to support the application service provider agreement with US Oncology and net purchases of available-for-sale securities of $6.2 million due to increased cash investment activity after our initial and secondary public offerings.

Net cash provided by (used in) financing activities was $(46,000) in fiscal 2001, $115,000 in fiscal 2002 and $29.2 million in fiscal 2003. Cash used in financing activities in fiscal 2001 was for principal payments on our capital lease of $50,000, partially offset by proceeds from the issuance of common stock of $4,000. Cash provided by financing activities in fiscal 2002 resulted from proceeds received from the issuance of common stock of $193,000, partially offset by lease payments of $57,000 and by the repurchase of common stock of

$21,000. In November 2002, we completed our initial public offering and raised net proceeds of approximately $24.3 million and in May 2003, we completed a secondary public offering and raised net proceeds of approximately $3.2 million. Option exercise activity increased after the initial public offering, and we raised an additional $2.5 million through employee stock option exercises, including stock issued under the Employee Stock Purchase Plan, during fiscal 2003. Cash provided by operating activities for fiscal 2003 was partially offset by capital lease payments of $67,000.

In fiscal 2000, we entered a capital lease for the purchase of furniture for our corporate headquarters. This capital lease is scheduled to be fully repaid in February 2005. The interest rate for this financing is 13.54% per year and equates to an aggregate monthly payment of $7,000. As of September 30, 2003, the principal balance outstanding on the capital lease totaled $115,000. We have granted a security interest to the lenders in all furniture covered by this lease.

The following table describes our commitments to settle contractual obligations in cash not recorded on the balance sheet as of September 30, 2003 (in thousands). The telecommunications contracts with AT&T include wireless, frame-relay, voice/data and internet transport services.

Fiscal Year	Property Leases	Operating Leases	Telecommunications Contracts	Total Future Obligations
2004	$2,711	$52	$1,353	$4,116
2005	2,723	27	1,232	3,982
2006	2,520	6	1,200	3,726
2007	1,011	—	930	1,941

	$8,965	$85	$4,715	$13,765

We expect to increase capital expenditures consistent with our anticipated growth in infrastructure and personnel. We also may increase our capital expenditures as we expand our product lines or invest in new markets. We believe that the net proceeds from the common stock to be sold in the offering, together with available funds and cash generated from operations will be sufficient to meet our operating requirements, assuming no change in the operations of our business, for at least the next 18 months.

Foreign Currency Risks.    To date, we have had minimal sales outside of the United States and, therefore, have only minimal exposure to foreign currency exchange risks. Purchases made from foreign vendors are primarily made in U.S. dollars and, therefore, we have only minimal exposure to foreign currency exchange risk. We do not hedge against foreign currency risks and believe that foreign currency exchange risk is immaterial.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003, including interim periods. As we account for multiple element arrangements under the higher-level authoritative literature of SOP No. 97-2, as amended, the adoption of EITF Issue No. 00-21 has had no material impact on our financial position or on our results of operations.

In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In October 2003, the FASB released for public comment a proposed exposure draft clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. If approved, the exposure draft would apply to financial statements for the first period ending after December 15, 2003. We expect that the adoption of FIN 46 will have no material impact on our financial position or on our results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” or SFAS No. 150. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position or on our results of operations.

Critical Accounting Policies

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

Revenue Recognition

Statement of Position No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor-specific objective evidence. For hardware transactions where no software is involved, we apply the provisions of Staff Accounting Bulletin 101 “Revenue Recognition.” As discussed below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amounts and timing of our revenue for any period if our management made different judgments or utilized different estimates.

The fee for multiple-element arrangements is allocated to each element of the arrangement, such as maintenance and support, based on the relative fair values of the elements. We determine the fair value of each element in multi-element arrangements based on vendor-specific objective evidence for each element, which is based on the price charged when the same element is sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been accepted, the fee is fixed or determinable, and collection of the resulting receivable is probable. Acceptance generally occurs when the product has been installed, training has occurred and the product is in clinical use at the customer site. For distributor related transactions, acceptance occurs with delivery of software registration keys to the distributor’s order fulfillment department. At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed or determinable and whether or not collection is probable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Fair values for the ongoing maintenance, which includes updates and support, are based upon a percentage of the current list price of the software. Fair value of services, such as training or consulting, are based upon separate sales by us of these services to other customers. We recognize revenue for maintenance services ratably over the contract term. Our training and consulting services are billed based on hourly rates, and we generally recognize revenue as these services are performed. The use of different estimates or assumptions could produce different results.

Allowance for Doubtful Accounts

Our estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, we evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. In these cases, we use our judgment, based on the best available facts and circumstances, and record a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on a percentage applied to the outstanding receivable amount. This percentage is based on historical collection and write-off experience. If circumstances change such as higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation to the company, our estimates of the recoverability of amounts due us could be reduced by a material amount.

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. If there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

Goodwill, Intangible and Other Long-Lived Assets

In June 2001, FASB issued SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires the purchase method of accounting for all business combinations after June 30, 2001 and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. We have applied SFAS No. 141 in our allocation of the purchase price of the Intellidata acquisition. Accordingly, we have identified and allocated a value to goodwill and other intangibles based on our judgment. SFAS No. 142 requires that goodwill and other intangibles determined to have an indefinite life are no longer to be amortized but are to be tested for impairment at least annually. We have adopted SFAS No. 142 as of October 1, 2002. We evaluate goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. We will also evaluate other intangible assets for impairment when impairment indicators are identified. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These estimates include forecasted revenues, which are inherently difficult to predict. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. Historically, intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Property, equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue.

Risk Factors

This Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of factors both in and out of our control, including the risks faced by us described below and elsewhere in this Form 10-K.

You should carefully consider the risks described below. In addition, the risks described below are not the only ones facing us. We have only described the risks we consider to be the most material. However, there may be additional risks that are viewed by us as not material or are not presently known to us.

If any of the events described below were to occur, our business, prospects, financial condition and/or results of operations could be materially adversely affected. When we say below that something could or will have a material adverse effect on us, we mean that it could or will have one or more of these effects. In any such case, the price of our common stock could decline, and you could lose all or part of your investment in our company.

Risks Relating to Our Business

Our operating results may fluctuate significantly and may cause our stock price to decline.

We have experienced significant variations in revenues and operating results from quarter to quarter. Our quarterly operating results may continue to fluctuate due to a number of factors, including:

•	the timing, size and complexity of our product sales and implementations, in each case exacerbated by the lengthy sales and implementation cycles and unpredictable buying patterns of our customers;

•	overall demand for healthcare information technology, particularly in the oncology market;

•	seasonality of our quarterly operating results, which may be impacted by the degree to which our customers have allocated and spent their yearly budgets and slower systems implementation during the holiday seasons;

•	market acceptance of services, products and product enhancements by us and our competitors;

•	product and price competition;

•	changes in our operating expenses;

•	the timing and size of future acquisitions;

•	personnel changes; and

•	the financial condition of our current and potential customers.

Because a significant percentage of our expenses will be relatively fixed, changes in the timing of sales and implementations could cause significant variations in operating results from quarter to quarter. We believe that period to period comparisons of our historical results of operations are not necessarily meaningful. You should not rely on these comparisons as indicators of our future performance.

Due to the length of our sales cycle, we are required to spend substantial time and expense before we are able to recognize revenue.

The sales cycle for our systems ranges from six to twenty four months or more from initial contact to contract execution, and we may require an additional three to nine months to complete implementation. During this period, we will expend substantial time, effort and financial resources preparing contract proposals, negotiating the contract and implementing our systems. As a result, we may not realize any revenues from some customers after expending considerable resources. Even if we do realize revenues from a project, delays in implementation may keep us from recognizing these revenues during the same period in which sales and implementation expenses were incurred. This could cause our operating results to fluctuate from quarter to quarter.

The majority of our sales has been into the radiation oncology market. If we are unable to expand outside the radiation oncology market or expand into international markets, our ability to grow will be limited.

Sales of our products into the radiation oncology market in the United States, including maintenance and services, represented approximately 71.1% of our net sales in the fiscal year ended September 30, 2003. Many of the largest radiation oncology facilities and practices in the United States have previously purchased our systems. To sustain our growth, we must expand our radiation oncology sales outside the United States and increase our sales outside of the radiation oncology market. We have expanded our product offerings domestically to address medical oncology, hospital and central registry data aggregation and reporting, and recently, laboratory information systems and urology. However, we may not be successful selling our products in international radiation oncology markets, or marketing our products in new markets.

If we are unable to integrate our products successfully with existing information systems and oncology treatment devices, or we are restricted from access to new device interfaces, customers may choose not to use our products and services.

For healthcare facilities to fully benefit from our products, our systems must integrate with the customer’s existing information systems and medical devices. This may require substantial cooperation, investment and coordination on the part of our customers. There is little uniformity in the systems and devices currently used by our customers, which complicates the integration process. If these systems are not successfully integrated, our customers could choose not to use, or to reduce their use of, our systems, which would harm our business.

Our ability to design systems that integrate applications, devices and information systems has been a key to our success in the radiation oncology market. Our competitors include manufacturers of radiation oncology equipment. If these manufacturers were to deny us access to new device interfaces, we would lose one of our key competitive advantages and our sales would be adversely impacted.

We operate in an intensely competitive market that includes companies that have greater financial, technical and marketing resources than we do, and companies who bundle their software with hardware sales at little or no additional cost, which makes it harder for us to sell our systems.

We operate in a market that is intensely competitive. Our principal oncology competitor is Varian Medical Systems, Inc. We also face competition from providers of enterprise level healthcare information systems, practice management systems, general decision support and database systems and other segment-specific software applications. In addition, although we have cooperative strategic arrangements with Siemens Medical Systems, Inc. and other companies for the sale of some of our products, these companies also compete with us on the sale of some of our products. A number of existing and potential competitors are more established than we are and have greater name recognition and financial, technical and marketing resources than we do.

Our most significant competitors also manufacture radiation oncology devices and other equipment used by healthcare providers who may be our potential customers. These particular competitors pose a competitive risk for us because they market their software with their hardware products as a bundled solution at little or no additional cost, which could enhance their ability to meet a potential customer’s needs. As a result, to make a sale, we must convince potential customers that our products are sufficiently superior to the software offered by the medical device manufacturer to justify the additional costs of purchasing our products. We also expect that competition will continue to increase, particularly if enterprise level healthcare software providers, such as Cerner Corporation and Eclipsys Corporation, choose to focus on the oncology market. As a result of increased competition, we may need to reduce the price of our products and services, and we may experience reduced gross margins or loss of market share, any one of which could significantly reduce our future revenues and operating results.

A decline in spending for healthcare information technology and services may result in less demand for our products and services, which could adversely affect our financial results.

The purchase of our products and services involves a significant financial commitment by our customers. The cost of our systems typically ranges from $75,000 to more than $500,000. At the same time, the healthcare industry faces significant financial pressures that could adversely affect overall spending on healthcare information technology and services. For example, the Balanced Budget Act of 1997 significantly reduced Medicare reimbursements to hospitals, leaving them less money to invest in infrastructure. Moreover, a general economic decline or further reductions in Medicare reimbursements to hospitals could cause hospitals to reduce or eliminate information technology-related spending. If spending for healthcare information technology and services declines or increases slower than we anticipate, demand for our products and services could decline, adversely affecting the prices we may charge.

Changing customer requirements could decrease the demand for our products, which could harm our business and adversely affect our revenues.

The market for our products and services is characterized by rapidly changing technologies, evolving industry standards and new product introductions and enhancements that may render existing products obsolete or less competitive. As a result, our position in the healthcare information technology market could erode rapidly due to unforeseen changes in the features, functions or pricing of competing products. Our future success will depend in part on our ability to enhance our existing products and services and to develop and introduce new products and services to meet changing customer requirements. The process of developing products and services such as those we offer is complex and in the future is expected to become increasingly more complex and expensive as new technologies and new methods of treating cancer are introduced. If we are unable to enhance our existing products or develop new products to meet changing customer requirements, including the introduction of new cancer treatment methods with which our products are not currently compatible, demand for our products could suffer.

We depend on our relationships with distributors and oncology equipment manufacturers to market our products, and if these relationships are discontinued, or we are unable to develop new relationships, our revenues could decline.

To successfully market and sell our products both in the United States and in foreign markets, we have developed relationships with distributors and leading oncology equipment manufacturers, including Siemens Medical Systems, Inc. Sales to Siemens represented 7.7% of our net sales in fiscal 2003, 12.2% in fiscal 2002 and 12.7% in fiscal 2001. We rely on these collaborative relationships to augment our direct sales efforts and maintain market access to potential customers, particularly in Europe and Asia, and our business strategy includes entering into additional third-party relationships in the future. Some of these manufacturers and distributors also produce or distribute products that directly compete with our core products.

We may not be able to maintain or develop these relationships with distributors and oncology equipment manufacturers, and these relationships may not continue to be successful. If any of these relationships is terminated, not renewed or otherwise unsuccessful, or if we are unable to develop additional relationships, our sales could decline, and our ability to continue to grow our business could be adversely affected. This is particularly the case for our international sales, where we rely on our distributors’ expertise regarding foreign regulatory matters and their access to actual and potential customers. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. In addition, if these relationships fail, we will have to devote additional resources to market our products than we would otherwise, and our efforts may not be as effective as those of the distributors and manufacturers with whom we have relationships. We are currently investing, and plan to continue to invest, significant resources to develop these relationships. Our operating results could be adversely affected if these efforts with distributors and manufacturers do not generate revenues necessary to offset these investments.

Proposed changes to Medicare reimbursement policies could negatively affect oncologists, which could adversely affect their IT spending decisions and our growth prospects.

Sales of our IT systems to oncologists, who treat cancer through the infusion of chemotherapy agents, represent a small but growing portion of our current revenue and opportunity for future growth. As a partial offset to the cost of implementing the proposed Medicare drug program, both the U.S. House of Representatives and Senate Medicare reform bills contain provisions to reduce the payment rates for drugs reimbursed under Medicare Part B, which includes chemotherapy drugs. While significant changes could be introduced during the forthcoming congressional debates, if either of the plans passes in its current form, it could adversely impact the reimbursement payments made to oncologists. While there is not necessarily a direct correlation between provider revenue and IT spending, a significant decease in the Part B drug reimbursement rate without a sufficient increase in provider reimbursement payments could negatively influence an oncologist’s willingness to invest in new systems. If these Medicare reforms result in reduced IT spending by oncologists, our growth opportunities could be adversely impacted.

We are subject to extensive federal, state and international regulations, which could cause us to incur significant costs.

Four of our medical device products, including two device connectivity products and two imaging products, are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, under the Federal Food, Drug and Cosmetic Act, or FDC Act, and by the Food and Drug Branch of the California Department of Health Services, or FDB, which is the California state agency that oversees compliance with FDA regulations. The FDA’s regulations govern product design and development, product testing, product labeling, product storage, premarket clearance or approval, advertising and promotion, and sales and distribution. Unanticipated changes in existing regulatory requirements or adoption of new requirements could hurt our business, financial condition and results of operations.

Numerous regulatory requirements apply to our medical device products, including the FDA’s Quality System Regulations, which require that our manufacturing operations follow design, testing, process control, documentation and other quality assurance procedures during the manufacturing process. We are also subject to FDA regulations regarding labeling, adverse event reporting, and the FDA’s prohibition against promoting products for unapproved or “off-label” uses.

We face the risk that a future inspection by the FDA or FDB could find that we are not in full regulatory compliance. Our failure to comply with any applicable FDA regulation could lead to warning letters, non-approvals, suspensions of existing approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions and criminal prosecution. If we fail to take adequate corrective action in response to any FDA observation of noncompliance, we could face enforcement actions, including a shutdown of our manufacturing operations and a recall of our products, which would cause our product sales, operating results and business reputation to suffer.

To market and sell our products in countries outside the United States, we must obtain and maintain regulatory approvals and comply with the regulations of those countries. These regulations and the time required for regulatory review vary from country to country. Obtaining and maintaining foreign regulatory approvals is expensive and time consuming. We plan to apply for regulatory approvals in particular countries, but we may not receive the approvals in a timely way or at all in any foreign country in which we plan to market our products, and if we fail to receive such approvals, our ability to generate revenue will be harmed.

Our products could be subject to recalls even after receiving FDA approval or clearance. A recall would harm our reputation and adversely affect our operating results.

The FDA, FDB and similar governmental authorities in other countries in which we market and sell our products have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government mandated recall, or a voluntary recall by us, could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. A recall could divert management’s attention, cause us to incur significant expenses, harm our reputation with customers and negatively affect our future sales.

Regulation of additional products of ours not currently subject to regulation as medical devices by the FDA could increase our costs, delay the introduction of new products and adversely affect our revenue growth.

The FDA has increasingly regulated computer products and computer-assisted products as medical devices under the FDC Act. If the FDA chooses to regulate any more of our products as medical devices, we would likely be required to take the following actions:

•	seek FDA clearance by demonstrating that our product is substantially equivalent to a device already legally marketed, or obtain FDA approval by establishing the safety and effectiveness of our product;

•	comply with rigorous regulations governing pre-clinical and clinical testing, manufacture, distribution, labeling and promotion of medical devices; and

•	comply with the FDC Act’s general controls, including establishment registration, device listing, compliance with good manufacturing practices and reporting of specified device malfunctions and other adverse device events.

We may not be able to convince the FDA to grant approval to a request for market clearance. If any of our products fails to comply with FDA requirements, we could face FDA refusal to grant pre-market clearance or approval of products, withdrawal of existing FDA clearances and approvals, fines, injunctions or civil penalties, recalls or product corrections, production suspensions and criminal prosecution. FDA regulation of additional products could increase our operating costs, delay or prevent the marketing of new or existing products and adversely affect our revenue growth.

New and potential federal regulations relating to patient confidentiality could require us to redesign our products.

State, federal and foreign laws regulate the privacy and security of individually identifiable health information. Although compliance with these laws and regulations is presently the principal responsibility of the hospital, physician or other healthcare provider, we must ensure that our products and business operations support these requirements by providing adequate privacy and security protection to associated patient health information. Regulations governing electronic health data transmission, privacy and security are evolving rapidly and are often unclear and difficult to apply.

Of particular importance is the Health Insurance Portability and Accountability Act of 1996, or HIPAA. Under HIPAA, the Secretary of Health and Human Services, or HHS, has adopted national data interchange standards for some types of electronic transactions and the data elements used in those transactions; adopted security standards to protect the confidentiality, integrity and availability of patient health information; and adopted privacy standards to prevent inappropriate access, use and disclosure of patient health information. In December 2000, HHS published the final privacy regulations, which took effect in April 2003. These regulations restrict the use and disclosure of individually identifiable health information without the prior informed consent of the patient. In February 2003, HHS published the final security regulations, which will take effect in April 2005. These regulations mandate that healthcare facilities implement operational, physical and technical security measures to reasonably prevent accidental, negligent or intentional inappropriate access or disclosure of patient health information. We have made changes to our products and business operations to support these regulatory requirements. We feel that our currently available products and operations fully support our customers’ requirements to comply with the above regulations. However, HHS enforcement efforts may find that our operations and product offerings are insufficient to support our customers’ regulatory requirements. A customer’s failure to meet any applicable HIPAA regulation could lead to fines, injunctions or criminal prosecution of the customer, which would cause our product sales and business reputation to suffer. Initial enforcement efforts and regulatory changes could also force us to redesign our products or further change our operations. We may incur significant product development costs to modify or redesign our products to address evolving data security and privacy requirements.

We cannot predict the potential impact of any rules that have not yet been proposed or any forthcoming changes to the newly enacted rules. In addition, other foreign, federal and/or state privacy and security legislation may be enacted at any time.

If our products fail to provide accurate and timely information to our customers in their treatment of patients, our customers may be able to assert claims against us that could result in substantial costs to us, harm our reputation in the industry and cause demand for our products to decline.

We provide products that assist clinical decision-making and relate to patient medical histories and treatment plans. If these products fail to provide accurate and timely information, customers may be able to assert liability claims against us. Any potential liability claims, regardless of their outcome, could result in substantial costs to us, divert management’s attention from operations and decrease market acceptance of our products. We attempt to limit by contract our liability for damages arising from negligence, errors or mistakes. Despite this precaution, the limitations of liability set forth in our contracts may not be enforceable or may not otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors or omissions. However, this coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims against us. In addition, the insurer might refuse coverage as to any future claim.

Highly complex software products such as ours often contain undetected errors or failures when first introduced or as updates and new versions are released. It is particularly challenging for us to test our products because it is difficult to simulate the wide variety of computing environments in which our customers may deploy them. Despite extensive testing, from time to time we have discovered defects or errors in our products. Defects, errors or difficulties could cause delays in product introductions and shipments, result in increased costs and diversion of development resources, require design modifications or decrease market acceptance or customer satisfaction with our products. In addition, despite testing by us and by current and potential customers, errors may be found after commencement of commercial shipments, which may result in loss of or delay in market acceptance of our products.

If we undertake additional acquisitions, they may be disruptive to our business and could have an adverse effect on our future operations and cause the market price of our common stock to decline.

An element of our business strategy has been expansion through acquisitions. Since 1997, we have completed six acquisitions of businesses or product lines. As a result of these acquisitions, we face the following risks:

•	integrating the existing management, sales force, engineers and other personnel into one existing culture and business;

•	developing and implementing an integrated business strategy from what had been previously independent companies; and

•	developing compatible or complementary products and technologies from previously independent operations.

If we pursue any future acquisitions, we will also face additional risks, including the following:

•	the diversion of our management’s attention and the expense of identifying and pursuing suitable acquisition candidates, whether or not consummated;

•	the anticipated benefits from any acquisition may not be achieved;

•	the integration of acquired businesses requires substantial attention from management;

•	the diversion of the attention of management and any difficulties encountered in the transition process could hurt our business;

•	in future acquisitions, we could issue additional shares of our capital stock, incur additional indebtedness or pay consideration in excess of book value, which could have a dilutive effect on future net income, if any, per share; and

•	the potential negative effect on our financial statements from the increase in goodwill and other intangibles, the write-off of research and development costs and the high cost and expenses of completing acquisitions.

Interruptions in our power supply or telecommunications capabilities or the occurrence of an earthquake or other natural disaster could disrupt our operations and cause us to lose revenues or incur additional expenses.

Our primary facilities are located in California near known earthquake fault zones and are vulnerable to significant damage from earthquakes. We are also vulnerable to damage from other types of disasters, including tornadoes, fires, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities could be seriously impaired or destroyed. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

We currently do not have backup generators to be used as alternative sources of power in the event of a loss of power to our facilities. During any power outage, we would be temporarily unable to continue operations at our facilities. This would have adverse consequences for our customers who depend on us for system support and outsourcing services. Any such interruption in operations at our facilities could damage our reputation and harm our ability to obtain and retain customers, which could result in lost revenue and increased operating costs.

We have customers for whom we store and maintain critical patient and administrative data on computer servers in our application service provider, or ASP, data center. Those customers access this data remotely through telecommunications lines. If our back-up power generators fail during any power outage or if our telecommunications lines are severed or impaired for any reason, those customers would be unable to access their critical data causing an interruption in their operations. In such event our remote access customers and their patients could seek to hold us responsible for any losses. We may also potentially lose those customers and our reputation could be harmed.

If we fail to attract, motivate and retain highly qualified technical, marketing, sales and management personnel, our ability to operate our business could be impaired.

Our success depends, in significant part, upon the continued services of our key technical, marketing, sales and management personnel and on our ability to continue to attract, motivate and retain highly qualified employees. Competition for these employees is intense. In addition, the process of recruiting personnel with the combination of skills and attributes required to operate our business can be difficult, time-consuming and expensive. The success of our business depends to a considerable degree on our senior management team. The loss of any member of that team, particularly Joseph Jachinowski, James Hoey or David Auerbach, our founders, could hurt our business.

We depend on licenses from third parties for rights to the technology used in several of our products. If we are unable to continue these relationships and maintain our rights to this technology, our business could suffer.

We depend upon licenses for some of the technology used in our products from a number of third-party vendors, including Pervasive Software Inc., Medicomp Systems, Inc., First DataBank, Inc., Crystal Decisions, Inc. and SoftVelocity, Inc. If we were unable to continue using the technology made available to us under these licenses on commercially reasonable terms or at all, we may have to discontinue, delay or reduce product shipments until we obtain equivalent replacement technology, which could hurt our business. In addition, if our vendors choose to discontinue support of the licensed technology in the future, we may not be able to modify or adapt our own products.

If we fail to protect our intellectual property, our business could be harmed.

We are dependent upon our proprietary information and technology. Our means of protecting our proprietary rights may not be adequate to prevent misappropriation. The laws of some foreign countries may not protect our proprietary rights as fully as do the laws of the United States. Also, despite the steps we have taken to protect our proprietary rights, it may be possible for unauthorized third parties to copy aspects of our products, reverse engineer our products or otherwise obtain and use information that we regard as proprietary. In some limited instances, customers can access source-code versions of our software, subject to contractual limitations on the permitted use of the source code. Although our license agreements with these customers attempt to prevent misuse of the source code, the possession of our source code by third parties increases the ease and likelihood of potential misappropriation of such software. Furthermore, others could independently develop technologies similar or superior to our technology or design around our proprietary rights. In addition, infringement or invalidity claims or claims for indemnification resulting from infringement claims could be asserted or prosecuted against us. Regardless of the validity of any claims, defending against these claims could result in significant costs and diversion of our resources. The assertion of infringement claims could also result in injunctions preventing us from distributing products. If any claims or actions are asserted against us, we might be required to obtain a license to the disputed intellectual property rights, which might not be available on reasonable terms or at all.

Our international sales, marketing and service activities expose us to uncertainties that could limit our growth and adversely affect our operating results.

In addition to our domestic operations, we currently conduct sales, marketing and service activities in other countries in North America, Europe and the Pacific Rim. Our international operations pose risks that include:

•	potential adverse tax consequences;

•	foreign currency fluctuations;

•	potentially higher operating expenses, resulting from the establishment of international offices, the hiring of additional personnel and the localization and marketing of products for particular countries;

•	the impact of smaller healthcare budgets in some international markets, which could result in greater pricing pressure and reduced gross margins;

•	uncertainties relating to product feature requirements in foreign markets;

•	order deposits at lower levels than historically achieved with U.S. orders;

•	unproven performance of new distributors;

•	greater difficulty in collecting accounts receivable;

•	the difficulty of building and managing an organization with geographically dispersed operations;

•	burdens and uncertainties related to foreign laws; and

•	lengthy sales cycles typical in overseas markets.

If we are unable to meet and overcome these challenges, our international operations may not be successful, which would limit the growth of our business.

Risks Related to Our Common Stock

Our common stock has been publicly traded since only November 2002, and the price of our common stock has fluctuated substantially.

Our common stock has been traded on a public market for approximately twelve months. Since our initial public offering in November 2002, the closing sales price of our common stock has ranged from a low of $16.15 to a high of $25.29. A number of factors will continue to influence the market price for the common stock following this offering, including:

•	volume and timing of orders for our products;

•	quarterly variations in our or our competitors’ results of operations;

•	changes in the availability of third-party reimbursement in the United States or other countries;

•	the announcement and introduction of new products or product enhancements by us or our competitors;

•	our ability to develop, obtain regulatory clearance for, and market new and enhanced products;

•	changes in governmental regulations or in the status of our regulatory approvals or applications;

•	product liability claims or other litigation;

•	changes in earnings estimates or recommendations by securities analysts; and

•	general market conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors.

If the trading market for our stock does not continue to develop, securities analysts may not initiate or maintain research coverage of our company and our shares, and this could further depress the market for our shares.

Our executive officers and directors own a significant percentage of our stock, and as a result, the trading price for our shares may be depressed and these stockholders can take actions that may be adverse to your interests.

As of November 18, 2003, our executive officers and directors, and persons and entities affiliated with directors, beneficially own approximately 34.6% of our common stock. These stockholders, acting together, will have the ability to significantly influence all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. A significant concentration of share ownership can adversely affect the trading price for our common stock because investors often discount the value of stock in companies that have controlling stockholders. Furthermore, the concentration of ownership in our company could delay, defer or prevent a merger or consolidation, takeover or other business combination that could be favorable to you.

Anti-takeover provisions in our charter documents and Delaware law could prevent a potential acquirer from buying our stock.

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company, including provisions that:

•	authorize the issuance of preferred stock that can be created and issued by the board of directors without prior stockholder approval, commonly referred to as “blank check” preferred stock, with rights senior to those of common stock;

•	prohibit stockholder actions by written consent; and

•	provide for a classified board of directors.

In addition, we are governed by the provisions of Section 203 of Delaware General Corporation Law. These provisions may prohibit stockholders owning 15% or more of our outstanding voting stock from merging or combining with us. These and other provisions in our certificate of incorporation and bylaws, and under Delaware law, could discourage potential acquisition proposals, delay or prevent a change in control or management or reduce the price that investors might be willing to pay for shares of our common stock in the future.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

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

We have operated mainly in the United States and greater than 99% of our sales were made in U.S. dollars in each of the fiscal years 2001, 2002 and 2003. Accordingly, we have not had any material exposure to foreign currency rate fluctuations. Currently, all of our international distributors denominate all transactions in U.S. dollars. However, as we sell to customers in the United Kingdom and Europe through our UK subsidiary a majority of those sales may be denominated in euros or pounds sterling. The functional currency of our UK subsidiary is pounds sterling. Thus, exchange rate fluctuations between the euro and pounds sterling will be recognized in the statements of operations as these foreign denominated sales are remeasured by our UK subsidiary. As exchange rate fluctuations occur between pounds sterling and the U.S. dollar, these fluctuations will be recorded as cumulative translation adjustments within stockholders’ equity as a component of accumulated other comprehensive income (loss) as our UK subsidiary is translated into U.S. dollars for consolidation purposes.

Item 8.     Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

IMPAC Medical Systems, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of IMPAC Medical Systems, Inc. and its subsidiaries (the “Company”) at September 30, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 3 to the consolidated financial statements, effective October 1, 2002 the Company changed its method for accounting for goodwill and intangible assets.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

October 23, 2003

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,
	2002	2003
Assets
Current assets:
Cash and cash equivalents	$23,432	$57,979
Available-for-sale securities	385	7,052
Accounts receivable, net of allowance for doubtful accounts of $520 in 2002 and $583 in 2003	7,791	11,873
Inventories	86	66
Deferred income taxes	712	645
Income tax refund receivable	686	339
Prepaid expenses and other current assets	3,281	3,169

Total current assets	36,373	81,123
Available-for-sale securities	3,156	2,719
Property and equipment, net	3,379	3,573
Deferred income taxes	864	1,137
Goodwill and other intangible assets, net of accumulated amortization of $3,613 in 2002 and $3,958 in 2003	1,892	1,572
Other assets	341	459

Total assets	$46,005	$90,583

Liabilities, Redeemable Convertible Preferred Stock, Common Stock Subject to Rescission Rights and Stockholders’ Equity
Current liabilities:
Customer deposits	$9,829	$10,900
Accounts payable	872	864
Accrued liabilities	3,252	4,758
Income taxes payable	1,950	2,353
Deferred revenue	8,194	11,051
Capital lease obligations, current portion	65	74

Total current liabilities	24,162	30,000
Customer deposits	92	232
Capital lease obligations, less current portion	114	41

Total liabilities	24,368	30,273

Commitments (Note 4)
Redeemable convertible preferred stock, par value: $0.001 per share
Authorized: 1,238,390 shares in 2002 and none in 2003
Issued and outstanding: 1,238,390 shares in 2002 and none in 2003	14,489	—

Common stock subject to rescission rights
Issued and outstanding: none in 2002 and 6,500 shares in 2003	—	98

Stockholders’ equity:
Preferred stock, par value: $0.001 per share
Authorized: no shares in 2002 and 5,000,000 shares in 2003
Issued and outstanding: none in 2002 and 2003	—	—
Common stock, par value: $0.001 per share
Authorized: 15,000,000 shares in 2002 and 60,000,000 shares in 2003
Issued and outstanding: 6,072,864 shares in 2002 and 9,717,749 shares in 2003	6	10
Additional paid-in capital	1,144	47,792
Accumulated other comprehensive loss	(1)	(16)

Retained earnings	5,999	12,426

Total stockholders’ equity	7,148	60,212

Total liabilities, redeemable convertible preferred stock, common stock subject to rescission rights and stockholders’ equity	$46,005	$90,583

The accompanying notes are an integral part of these consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended September 30,
	2001	2002	2003
Sales:
Software license and other, net	$23,566	$31,478	$41,487
Maintenance and services	10,291	14,210	19,572

Total net sales	33,857	45,688	61,059
Cost of sales:
Software license and other, net	6,255	7,896	10,547
Maintenance and services	3,376	4,543	7,349

Total cost of sales	9,631	12,439	17,896

Gross profit	24,226	33,249	43,163

Operating expenses:
Research and development	6,276	7,841	9,898
Sales and marketing	9,255	12,538	14,438
General and administrative	3,633	4,357	5,280
Write-off of purchased in-process research and development	511	116	—
Amortization of goodwill and other intangible assets	361	562	345

Total operating expenses	20,036	25,414	29,961

Operating income	4,190	7,835	13,202
Interest expense	(41)	(28)	(35)
Interest and other income	553	417	572

Income before provision for income taxes	4,702	8,224	13,739
Provision for income taxes	(1,685)	(3,043)	(5,083)

Net income	3,017	5,181	8,656
Accretion of redeemable convertible preferred stock	(1,431)	(8,550)	(2,229)

Net income (loss) available for common stockholders	$1,586	$(3,369)	$6,427

Net income (loss) per common share:
Basic	$0.26	$(0.56)	$0.71

Diluted	$0.25	$(0.56)	$0.66

Weighted-average shares used in computing net income (loss) per common share:
Basic	6,017	6,042	9,010

Diluted	6,457	6,042	9,741

The accompanying notes are an integral part of these consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2001, 2002 and 2003

(in thousands except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balances, October 1, 2000	6,014,849	$6	$901	$(12)	$7,800	$8,695
Issuance of common stock through exercise of options	5,584	—	3	—	—	3
Changes in unrealized loss on available-for-sale securities	—	—	—	55	—	55
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	(1,431)	(1,431)
Net income	—	—	—	—	3,017	3,017

Balances, September 30, 2001	6,020,433	6	904	43	9,386	10,339
Issuance of common stock through exercise of options	55,431	—	194	—	—	194
Repurchase of common stock	(3,000)	—	(4)	—	(18)	(22)
Stock-based compensation	—	—	50	—	—	50
Changes in unrealized gain (loss) on available-for-sale securities	—	—	—	(44)	—	(44)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	(8,550)	(8,550)
Net income	—	—	—	—	5,181	5,181

Balances, September 30, 2002	6,072,864	6	1,144	(1)	5,999	7,148
Issuance of common stock through exercise of options and ESPP (including tax benefit of $787)	339,995	1	2,483	—	—	2,484
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	(2,229)	(2,229)
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	1,238,390	1	16,717	—	—	16,718
Issuance of common stock in connection with initial public offering, net of issuance costs of $1,816	1,875,000	2	24,339	—	—	24,341
Reclassification of common stock into common stock subject to rescission rights	(6,500)	—	(98)	—	—	(98)
Issuance of common stock in connection with secondary offering, net of issuance costs of $384	200,000	—	3,207	—	—	3,207
Changes in unrealized gain (loss) on available-for-sale securities	—	—	—	30	—	30
Foreign currency translation	—	—	—	(45)	—	(45)
Net income	—	—	—	—	8,656	8,656

Balances, September 30, 2003	9,717,749	$10	$47,792	$(16)	$12,426	$60,212

The accompanying notes are an integral part of these consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2001	2002	2003
Cash flows from operating activities:
Net income	$3,017	$5,181	$8,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,142	1,313	1,702
Amortization of goodwill and other intangible assets	361	562	345
Write-off of purchased in-process research and development	511	116	—
Provision for doubtful accounts	—	492	186
Deferred income taxes	(118)	113	(206)
Loss on disposal of property and equipment	23	—	83
Gain on sale of investment	—	(8)	—
Stock-based compensation	—	50	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(738)	(1,289)	(4,293)
Inventories	(5)	(51)	20
Prepaid expenses and other current assets	(257)	(1,518)	112
Other assets	38	(3)	(114)
Customer deposits	1,003	2,866	1,212
Accounts payable	208	139	(8)
Accrued liabilities	416	813	1,515
Income tax payable/refund receivable	(89)	1,503	749
Tax benefits from employee stock options	—	—	787
Deferred revenue	1,625	1,822	2,858

Net cash provided by operating activities	7,137	12,101	13,604

Cash flows from investing activities:
Acquisition of property and equipment	(1,370)	(1,249)	(2,142)
Proceeds from disposal of property and equipment	—	—	163
Payments for MC2 acquisition, net of cash acquired of $2	—	(500)	—
Payments for CareCore acquisition	(231)	—	—
Payments for Intellidata acquisition, net of cash acquired of $7	—	(1,422)	—
Proceeds from sale of investment	—	44	—
Purchases of available-for-sale securities	(15,106)	(11,463)	(84,015)
Proceeds from sales of available-for-sale securities	14,690	10,415	71,617
Proceeds from maturities of available-for-sale securities	7	2,933	6,198

Net cash used in investing activities	(2,010)	(1,242)	(8,179)

Cash flows from financing activities:
Principal payments on capital leases	(50)	(57)	(67)
Proceeds from the issuance of common stock, net	4	193	29,245
Repurchase of common stock	—	(21)	—

Net cash provided by (used in) financing activities	(46)	115	29,178

Net increase in cash and cash equivalents	5,081	10,974	34,603
Effect of exchange rates on cash	—	2	(56)
Cash and cash equivalents at beginning of year	7,375	12,456	23,432

Cash and cash equivalents at end of year	$12,456	$23,432	$57,979

Supplemental information:
Accretion to redemption value of redeemable convertible preferred stock	$1,431	$8,550	$2,229

Conversion of redeemable convertible preferred stock into common stock	$—	$—	$16,718

Cash paid during the period for:
Income taxes	$1,924	$1,420	$4,564

Interest	$41	$28	$34

The accompanying notes are an integral part of these consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Formation and Business of the Company:

IMPAC Medical Systems, Inc. and subsidiaries (the “Company”), a Delaware corporation, is a leading provider of information technology solutions for cancer care. The Company’s products provide integrated clinical and administrative solutions to manage complexities of cancer care, from detection and diagnosis through treatment and follow-up. In addition, a portion of the same products are indirectly distributed through a licensing arrangement with a large equipment manufacturer. Revenues are derived from the licensing of the Company’s software products, related software support agreements, training programs and sales of third party hardware and software.

Reincorporation

On October 29, 2002, the Company’s Board of Directors and stockholders approved the reincorporation of the Company in the state of Delaware, which became effective on November 13, 2002. The accompanying consolidated financial statements have been retroactively restated to give effect to the reincorporation.

Public offerings

On November 20, 2002, the Company completed an initial public offering in which it sold 1,875,000 shares of common stock at $15.00 per share for net cash proceeds of approximately $24,300,000, net of underwriting discounts, commissions and other offering costs. Upon the closing of the offering, all of the Company’s outstanding shares of redeemable convertible preferred stock automatically converted into 1,238,390 shares of common stock. In addition to the shares sold by the Company, an additional 312,500 shares were sold by selling stockholders on the date of the offering and 328,125 shares were sold by selling stockholders in the exercise of the underwriters over-allotment option during December 2002. The Company did not receive any proceeds from the sale of shares by the selling stockholders or the exercise of the over-allotment option.

On May 12, 2003, the Company completed a secondary offering in which it sold 200,000 shares of common stock at $19.00 per share for net cash proceeds of approximately $3,200,000, net of underwriting discounts, commissions and other offering costs. In addition to the shares sold by the Company, 2,178,223 shares were sold by selling stockholders on the date of the offering and 356,733 shares were sold by selling stockholders in the exercise of the underwriters’ over-allotment option during May 2003. The Company did not receive any proceeds from the sale of shares by the selling stockholders or from the exercise of the over-allotment option.

Note 2—Summary of Significant Accounting Policies:

Basis of consolidation and foreign currency translation

The Company’s consolidated financial statements for the year ended September 30, 2001 include the accounts of its wholly owned subsidiary IMPAC International, Inc., a U.S. Virgin Islands Foreign Sales Corporation which was liquidated on September 30, 2001. The Company’s consolidated financial statements for the years ended September 30, 2002 and 2003 include IMPAC Global Systems, Inc., a wholly owned subsidiary incorporated in the state of Delaware in October 2001 and IMPAC Medical Systems Limited (formally IMPAC Global Systems UK Limited), a wholly owned subsidiary incorporated in the United Kingdom in January 2002. All intercompany balances and transactions have been eliminated.

The Company’s international subsidiary uses the local currency as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts at average exchange rates during the period. Resulting translation adjustments are recorded directly to cumulative comprehensive income (loss).

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Fair value of financial instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and other liabilities, approximate fair value due to their short maturities. Estimated fair value for marketable securities, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

Cash and cash equivalents

Cash equivalents comprise highly liquid investments purchased with original maturities of three months or less. The majority of the Company’s cash and cash equivalents are invested in deposits with two major banks in the United States of America and one major bank in the United Kingdom. The Company has not experienced any losses on its deposits.

Available-for-sale securities

The Company has classified its marketable securities as “available-for-sale.” Such marketable securities are recorded at fair market value with unrealized gains and losses on such securities reported as a separate component of stockholders’ equity. Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification cost method.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. As of September 30, 2002 and 2003, inventories are entirely comprised of finished goods.

Depreciation and amortization

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Amortization of leasehold improvements and equipment held under capital leases are provided on a straight-line basis over the life of the related asset or, if shorter, the lease term. Upon sale or retirement of assets the costs and related accumulated depreciation or amortization are removed from the balance sheet, and the resulting gain or loss is reflected in operations. Repair and maintenance costs are charged to expense as incurred.

Goodwill and other intangible assets

Goodwill and other intangible assets, including customer lists and acquired workforce, are stated at cost and were amortized on a straight-line basis over their estimated useful lives of generally two to five years. Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and other Intangible Assets.” In accordance with SFAS No. 142, the Company has ceased amortizing

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill and instead performs an assessment for impairment at least annually by applying a fair-value-based test. The Company has also reclassified the unamortized balance of acquired workforce to goodwill. Accordingly, no goodwill or acquired workforce amortization was recognized during the year ended September 30, 2003. The provisions of SFAS No. 142 also required the completion of a transitional impairment test within 12 months of adoption, with any impairment treated as a cumulative effect of change in accounting principle. During the first quarter of 2003, the Company completed the transitional impairment test, which did not result in impairment of recorded goodwill.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset.

Redeemable convertible preferred stock

Upon the closing of the Company’s initial public offering in November 2002, all outstanding shares of redeemable convertible preferred stock automatically converted into common stock. Prior to the initial public offering, the carrying value of redeemable convertible preferred stock was increased by periodic accretions, using the effective interest method, so that the carrying amount would equal the redemption value at the redemption date. These increases were effected through charges against retained earnings.

Comprehensive income (loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on its available-for-sale securities and the foreign currency translation represent the only components of comprehensive income (loss) excluded from the reported net income. As these components are not significant, individually or in aggregate, no separate statement of comprehensive income (loss) has been presented.

Revenue recognition

The Company’s revenue is derived primarily from two sources: (i) software license revenue, derived primarily from product sales to distributors and end users, and (ii) maintenance and services revenue, derived primarily from providing support, education and consulting services to end users. The Company typically requires deposits upon the receipt of a signed purchase and license agreement. Deposits received on these agreements represent unearned revenue and are classified as customer deposit liabilities on the Company’s consolidated balance sheet.

The Company accounts for sales of software and maintenance revenue under the provisions of Statement of Position 97-2, (“SOP 97-2”), “Software Revenue Recognition,” as amended. SOP 97-2, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor-specific objective evidence. For hardware transactions where no software is involved, the Company applies the provisions of Staff Accounting Bulletin 101 “Revenue Recognition.” Hardware transactions represented 4.4% of the Company’s total net sales in fiscal 2001, 3.9% in fiscal 2002 and 3.4% in fiscal 2003.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fee for multiple-element arrangements is allocated to each element of the arrangement, such as maintenance and support services, based on the relative fair values of the elements. The Company determines the fair value of each element in multi-element arrangements based on vendor-specific objective evidence for each element which is based on the price charged when the same element is sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

The Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been accepted, the fee is fixed or determinable, and collection of the resulting receivable is probable. Acceptance generally occurs when the product has been installed, training has occurred and the product is in clinical use at the customer site. For distributor related transactions, acceptance occurs with delivery of software registration keys to the distributor’s order fulfillment department. At the time of the transaction, the Company assesses whether the fee associated with the revenue transactions is fixed or determinable and whether or not collection is probable. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction.

The Company offers warranties and support on certain products and records a deferral for the estimated future costs associated with warranty claims and support, which is based upon historical experience and the Company’s estimate of the level of future costs. Warranty deferrals are recognized as revenues ratably over the warranty period as maintenance and services sales. Warranty costs are reflected in the statement of operations as a cost of maintenance and services sales.

Fair values for the ongoing maintenance, which includes updates and support, are based upon a percentage of the current list price of the software. Fair value of services, such as training or consulting, are based upon separate sales by the Company of these services to other customers. Payments received for maintenance and services are deferred and recognized as revenue ratably over the contract term. Training and consulting services are billed based on hourly rates, and are generally recognized as revenue as these services are performed. Amounts deferred for maintenance services, term software license agreements and warranties comprise the main components of deferred revenue.

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

We recognize revenue from third-party products and related configuration and installation services sold with our licensed software upon acceptance by the customer. We recognize revenue from third-party products sold separately from our licensed software upon delivery. Third-party products represented 4.3% of our total net sales in fiscal 2003. The increase in third party sales as a percentage of net sales is attributable to a higher growth rate in our third party product sales.

During the year ended September 30, 2002, the Company entered into an application service provider agreement whereby the Company provides all software, equipment and support during the term of the agreement. Revenues are recognized ratably over the term of the agreement, generally 60 months. Under the terms of these agreements, the customers must pay for the final two months of the term up front. These deposits are classified as long term customer deposit liabilities on the Company’s consolidated balance sheet.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and development costs

Research and development costs are expensed as incurred. Pursuant to SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” development costs related to software products are expensed as incurred until “technological feasibility” of the product has been established. No software development costs have been capitalized because costs incurred subsequent to establishment of technological feasibility have not been significant.

Advertising costs

Advertising costs, included in sales and marketing expenses, are expensed as incurred. Advertising costs for the years ended September 30, 2001, 2002 and 2003 were $292,000, $267,000 and $351,000, respectively.

Income taxes

The Company accounts for income taxes under the liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Accounting for stock-based compensation

The Company uses the intrinsic value method of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” in accounting for its employee stock options, and presents disclosure of pro forma information required under SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS No. 148”).

Had compensation costs been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net income (loss) available for common stockholders and pro forma net income (loss) per common share, basic and diluted, would have been as follows (in thousands, except per share data):

	Years Ended September 30,
	2001	2002	2003
Net income (loss) available for common stockholders:
As reported	$1,586	$(3,369)	$6,427
Add stock-based compensation included in reported net loss attributable to common stockholders	—	50	—
Less stock-based compensation cost under a fair value method	(161)	(218)	(716)

Pro forma	$1,425	$(3,537)	$5,711

Net income (loss) per common share:
Basic:
As reported	$0.26	$(0.56)	$0.71

Pro forma	$0.24	$(0.59)	$0.63

Diluted:
As reported	$0.25	$(0.56)	$0.66

Pro forma	$0.22	$(0.59)	$0.59

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of credit risk and other risks and uncertainties

Certain of the Company’s products require approval from the Food and Drug Administration and foreign regulatory agencies prior to commercialized sale and are subject to continued regulations once approved. There can be no assurance that the Company’s new products or new versions of previous products will receive any of these required approvals. If the Company was denied such approvals or such approvals were delayed, it could have a materially adverse impact on the Company.

During fiscal years 2001 and 2002, one customer accounted for approximately 13% and 12% of total net sales, respectively. No customer accounted for more than 10% of total net sales during fiscal year 2003. No customer accounted for more than 10% of total accounts receivable at September 30, 2002 and 2003.

The Company maintains allowances for potential credit losses and such losses have been within the Company’s expectations.

Segments

The Company operates in one segment, using one measurement of profitability to manage its business. As of September 30, 2002 and 2003, greater than 99% of long-lived assets are maintained in the United States of America. During the years ended September 30, 2001, 2002 and 2003, sales to international customers accounted for 6%, 7% and 4% of total net sales, respectively.

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

A reconciliation of the numerator and denominator used in the basic and diluted net income (loss) per share follows (in thousands):

	Years Ended September 30,
	2001	2002	2003
Numerator:
Net income	$3,017	$5,181	$8,656
Accretion of redeemable convertible preferred stock	(1,431)	(8,550)	(2,229)

Net income (loss) available for common stockholders	$1,586	$(3,369)	$6,427

Denominator:
Weighted-average shares used in computing basic net income (loss) per common share	6,017	6,042	9,010
Dilutive effect of options to purchase shares	440	—	558
Dilutive effect of redeemable convertible preferred stock	—	—	173

Weighted-average shares used in computing diluted net income (loss) per common share	6,457	6,042	9,741

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following outstanding options and redeemable convertible preferred stock were excluded from the computation of diluted net income (loss) per share as they had an antidilutive effect:

	September 30,
	2001	2002	2003
Options to purchase common stock	6,247	1,034,117	34,027
Redeemable convertible preferred stock	1,238,390	1,238,390	—

Reclassifications

Certain financial statement items have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on previously reported net income (loss) available for common stockholders.

Recent accounting pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003, including interim periods. As the Company accounts for multiple element arrangements under the higher-level authoritative literature of SOP No. 97-2, as amended, the adoption of EITF Issue No. 00-21 has had no material impact on the Company’s financial position or on its results of operations.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In October 2003, the FASB released for public comment a proposed exposure draft clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. If approved, the exposure draft would apply to financial statements for the first period ending after December 15, 2003. The Company expects that the adoption of FIN 46 will have no material impact on the Company’s financial position or on its results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or on its results of operations.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Balance Sheet Detail:

Available-for-sale securities

Available-for-sale securities at September 30, 2002 are summarized as follows (in thousands):

	Fair Market Value	Amortized Cost Basis	Unrealized Gain (Loss)
Municipal bonds	$315	$319	$(4)
Corporate bonds	244	244	—
Taxable floating rate notes	600	600	—
Collateralized mortgage obligations	182	179	3
Tax exempt floating rate notes	2,200	2,200	—

	$3,541	$3,542	$(1)

Available-for-sale securities at September 30, 2003 are summarized as follows (in thousands):

	Fair Market Value	Amortized Cost Basis	Unrealized Gain
Auction rate receipts	$2,700	$2,700	$—
Corporate bonds	99	99	—
Municipal bonds	3,940	3,928	12
United States government agencies	3,032	3,015	17

	$9,771	$9,742	$29

Maturities of available-for-sale securities at September 30, 2003 are summarized as follows (in thousands):

	Maturity in 1 Year or Less	Maturity in 1 to 5 Years
Auction rate receipts	$2,700	$—
Corporate bonds	99	—
Municipal bonds	1,336	2,604
United States government agencies	2,917	115

	$7,052	$2,719

Realized gains and losses on the sale of available-for-sale securities are summarized as follows (in thousands):

	Years Ended September 30,
	2001	2002	2003
Gross realized gains	$7	$4	$5
Gross realized losses	(27)	(13)	(10)

	$(20)	$(9)	$(5)

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prepaid expenses and other current assets (in thousands)

	September 30,
	2002	2003
Prepaid commissions	$1,435	$1,358
Prepaid marketing expenses	292	419
Prepaid software installation expenses	439	821
Prepaid rent	24	271
Prepaid initial public offering costs	910	—
Other	181	300

	$3,281	$3,169

Property and equipment, net (in thousands)

	September 30,
	2002	2003
Computer hardware	$4,216	$4,284
Computer software	979	1,112
Furniture and fixtures	1,343	1,713
Leasehold improvements	947	1,183

	7,485	8,292
Less: Accumulated depreciation and amortization	(4,106)	(4,719)

	$3,379	$3,573

Equipment acquired under capital leases are included in property and equipment with a cost of $346,000 and accumulated amortization of $148,000 and $254,000 as of September 30, 2002 and 2003, respectively.

The Company leases property and equipment under operating leases to certain customer sites in accordance with a comprehensive application service provider agreement (see Note 2). Included in machinery and equipment and leasehold improvements are assets leased to customers as follows (in thousands):

	September 30,
	2002	2003
Machinery and equipment	$426	$402
Leasehold improvements	8	51

	434	453
Less accumulated depreciation and amortization	(2)	(42)

	$432	$411

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and other intangible assets

The following table reflects the gross carrying amount and accumulated amortization of the Company’s goodwill and intangible assets on the consolidated balance sheets as follows (in thousands):

	September 30,
	2002	2003
Intangible assets:
Amortized intangible assets:
Technology	$4,260	$4,260
Customer base	356	356
Non-compete	260	260
Accumulated amortization	(3,613)	(3,958)

Net carrying amount	1,263	918
Goodwill, net	629	654

Total goodwill and other intangible assets, net	$1,892	$1,572

For comparative purposes, the following table illustrates the Company’s net income (loss) available for common stockholders adjusted to exclude goodwill and acquired workforce amortization expense as if amortization had ceased October 1, 2000 (in thousands, except per share data):

	Years Ended September 30,
	2001	2002	2003
Net income (loss) available for common stockholders as reported	$1,586	$(3,369)	$6,427
Amortization of goodwill	69	170	—

Adjusted net income (loss) available for common stockholders	$1,655	$(3,199)	$6,427

Net income (loss) per common share, basic
As reported	$0.26	$(0.56)	$0.71

As adjusted	$0.28	$(0.53)	$0.71

Net income (loss) per common share, diluted
As reported	$0.25	$(0.56)	$0.66

As adjusted	$0.26	$(0.53)	$0.66

Amortization expense for those intangible assets still required to be amortized under SFAS No. 142 was $292,000, $392,000 and $345,000 for the fiscal years ended September 30, 2001, 2002 and 2003, respectively. The Company estimates amortization expense on a straight-line basis to be $281,000, $281,000 and $244,000 for fiscal years 2004 through 2006, respectively.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued liabilities (in thousands)

	September 30,
	2002	2003
Accrued compensation	$1,073	$2,142
Accrued paid time off	924	1,099
Accrued 401(k) payable	158	143
Accrued ESPP payable	—	259
Accrued commissions	709	562
Accrued payroll taxes	86	200
Other accrued liabilities	302	353

	$3,252	$4,758

Note 4—Commitments, Contingencies and Guarantees:

Operating leases

The Company leases its facilities and premises under noncancelable operating leases, which expire between October 2004 and March 2007. The leases in Mountain View, California and in Cambridge, Massachusetts have options to extend the leases for additional terms ranging from two to five years. Under these agreements, the Company is responsible for certain maintenance costs, taxes and insurance expenses. The Company also leases premises in Jackson, Tennessee and Rockwall, Texas on a month to month basis.

In addition, the Company leases three automobiles and office equipment under operating leases with expiration dates through March 2006, each having purchase options at the end of the lease term. At September 30, 2003, aggregate future minimum payments under noncancelable operating leases are as follows (in thousands):

2004	$2,763
2005	2,750
2006	2,526
2007	1,011

$9,050

Rent expense, including the facility lease and equipment rental, was $2,190,000, $2,293,000 and $2,827,000 for the years ended September 30, 2001, 2002 and 2003, respectively. In 2001, rent expense is net of $328,000 of rental income related to the sublease of premises in Mountain View, California. The sublease agreement expired in June 2001.

In July 2002, the Company entered into service agreements for telecommunications services through 2007. The services contracted for include wireless, frame-relay, voice/data and internet transport services. At September 30, 2003 total future minimum obligations under the telecommunication service agreements are as follows (in thousands):

2004	$1,353
2005	1,232
2006	1,200
2007	930

$4,715

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital lease obligations

During 2000, the Company acquired office furniture under a capital lease. Payments, comprising both principal and interest, are due in sixty equal monthly installments through March 2005.

As of September 30, 2003, future minimum lease payments are as follows (in thousands):

2004	$84
2005	42

Minimum payments	126
Less: Amount representing interest	(11)

Principal amount of minimum payments	115
Less: Current portion	(74)

$41

Royalties and software development agreement

The Company has contracted with third parties to supply data used in conjunction with the Company’s products. These contracts provide for payment of royalties ranging from 1.0% to 5.0% of future net sales from certain products.

Legal proceedings

From time to time the Company may become involved in legal proceedings arising from the ordinary course of business. Management is not currently aware of any matters that will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Indemnification Agreements

The Company enters into standard indemnification arrangements in our ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual anytime after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

The Company has entered into indemnification agreements with its directors and officers that may require the Company: to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to make good faith determination whether or not it is practicable for the Company to obtain directors’ and officers’ insurance. The Company currently has directors’ and officers’ insurance.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Redeemable Convertible Preferred Stock:

As of September 30, 2001 and 2002, the redeemable convertible preferred stock comprised (in thousands, except share data):

	Number of Shares Authorized	Number of Shares Issued and Outstanding	Proceeds, Net of Issuance Costs	Liquidation Preference
Series A	1,238,390	1,238,390	$4,000	$2,000

Upon the closing of the Company’s initial public offering in November 2002, all outstanding shares of redeemable convertible preferred stock converted into an equal number of shares of common stock.

Note 6—Stockholders’ Equity:

Preferred stock

Under the terms of its Certificate of Incorporation, the Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock. The Board of Directors has the authority to issue the undesignated preferred stock in one or more series and to fix the rights preferences, privileges and restrictions thereof.

Common stock

Under the terms of its Certificate of Incorporation, the Company is authorized to issue 60,000,000 shares of $0.001 par value common stock. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of September 30, 2003.

During fiscal 2002, the Company repurchased and retired 3,000 shares of common stock at a total cost of $21,000. The Company made no repurchases or retirements during fiscal 2001 and 2003.

Common Stock Subject to Rescission Rights

Prior to the effectiveness of the Company’s registration statement for its initial public offering, an officer of the Company sent an email to 15 friends whom he had designated as potential purchasers of common stock in a directed share program in connection with the initial public offering. The email requested that the recipients send an indication of interest to the officer. The email was not accompanied by a preliminary prospectus and may have constituted a prospectus that does not meet the requirements of the Securities Act of 1933. The email was promptly followed by telephone conversations advising recipients that they could indicate an interest in purchasing shares only after they had received a preliminary prospectus. If the email did constitute a violation of the Securities Act of 1933, the recipients of the letter who purchased common stock in the Company’s initial public offering could have the right, for a period of one year from the date of their purchase of common stock, to obtain recovery of the consideration paid in connection with their purchase of common stock or, if they had already sold the stock, sue the Company for damages resulting from their purchase of common stock. As of September 30, 2003 the Company has classified a total of 6,500 shares of common stock which have these rescission rights outside of stockholders’ equity, as the redemption features are not within the control of the Company.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plans

1993 Stock Option Plan and 1998 Stock Plan

The Company reserved shares of common stock for issuance under the 1993 Stock Option Plan and the 1998 Stock Plan (the “Plans”). Under the Plans, the Board of Directors were able to grant either the right to purchase shares or options to purchase common shares of the Company at prices not less than the fair market value at the date of grant for qualified options and 85% of the fair market value for non-qualified options and purchase rights. If an individual owned stock representing more than 10% of the outstanding shares, the price of each share was to be at least 110% of the fair market value, as determined by the Board of Directors. Options granted under the Plans were exercisable as determined by the Board of Directors, and generally expired ten years from date of grant.

The Company has the right of first refusal to repurchase common shares issued under the Plans at fair market value. The right of first refusal terminates upon the earlier of the effective date of a merger involving the Company in which the stockholders of the Company own less than 50% of the equity securities of the surviving corporation or the effective date of a sale of all, or substantially all, of the assets of the Company.

2002 Stock Plan

The Company’s 2002 Stock Plan was adopted by the Board of Directors in May 2002 and amended in November 2002. The stockholders approved the amended 2002 Stock Plan in November 2002. The 2002 Stock Plan became effective when the underwriting agreement for the Company’s initial public offering was signed. At that time, all outstanding options and stock purchase rights under the 1993 Stock Option Plan and the 1998 Stock Plan will be administered under the 2002 Stock Plan but will continue to be governed by their existing terms. The 2002 Stock Plan provides for the discretionary grant to employees, including officers and employee directors, of incentive stock options and for the discretionary grant to employees, directors and consultants of nonstatutory stock options and stock purchase rights. The 2002 Stock Plan also provides for the periodic automatic grant of nonstatutory stock options to non-employee directors. The total number shares of common stock reserved for issuance under the 2002 Stock Plan equals 2,500,000 shares of common stock plus the 59,160 shares that were available for grant under the Plans as of November 20, 2002. The number of shares reserved for issuance under the 2002 Stock Plan will be increased on the first day of each of the Company’s fiscal years by the lesser of (a) 3.0% of the outstanding common stock on the last day of the immediately preceding fiscal year, (b) 300,000 shares or (c) such lesser amount as the Board of Directors may determine. The exercise price of all incentive stock options granted under the 2002 Stock Plan and all nonstatutory stock options granted automatically to non-employee directors must be at least equal to the fair market value of the common stock on the date of grant. With respect to any optionee who owns stock possessing more than 10% of the voting power of all classes of the Company’s outstanding capital stock, the exercise price of any incentive or nonstatutory stock option must equal at least 110% of the fair market value on the date of grant. Unless terminated sooner, the 2002 Stock Plan will terminate automatically 10 years from the date it was adopted by the Company’s Board of Directors.

As of September 30, 2003, 2,446,525 shares are available for future grant under the Plans.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option activity under the Plans and the 2002 Stock Plan are as follows:

	Options Outstanding
	Number of Shares	Exercise Price	Total	Weighted Average Exercise Price
Balances, October 1, 2000	690,382	$0.32–$16.85	$2,525,603	$3.66
Options granted	202,500	$6.00	1,215,000	$6.00
Options exercised	(5,584)	$0.32–$5.00	(3,929)	$0.70
Options canceled/expired	(8,750)	$1.34–$16.85	(62,020)	$7.09

Balances, September 30, 2001	878,548	$0.32–$16.85	3,674,654	$4.18
Options granted	215,000	$7.00–$13.00	2,735,000	$12.72
Options exercised	(55,431)	$0.70–$7.00	(193,583)	$3.49
Options canceled/expired	(4,000)	$1.34–$6.00	(19,340)	$4.84

Balances, September 30, 2002	1,034,117	$0.32–$16.85	6,196,731	$5.99
Options granted	125,000	$19.70–$23.25	2,793,600	$22.35
Options exercised	(292,283)	$0.32–$13.00	(1,087,458)	$3.72
Options canceled/expired	(12,365)	$3.23–$16.85	(109,345)	$8.84

Balances, September, 2003	854,469	$0.32–$23.25	$7,793,528	$9.12

The options outstanding and exercisable by exercise price at September 30, 2003 are as follows:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)
$ 0.32	10,500	0.54	10,500
$ 3.23	172,411	5.03	172,411
$ 5.00	194,751	6.31	171,416
$ 6.00	155,588	7.42	89,638
$ 7.00	5,000	8.50	5,000
$13.00	188,219	8.64	48,292
$16.85	3,000	6.76	2,374
$19.70	25,000	9.39	—
$20.86	10,000	9.87	—
$23.25	90,000	9.81	—

	854,469		499,631

As of September 30, 2002, 603,057 options were exercisable.

2002 Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board of Directors in May 2002 and amended in November 2002. The stockholders approved the amended ESPP in November 2002. A total of 750,000 shares of common stock has been reserved for issuance under the ESPP. Under the ESPP, the Board of Directors may determine the duration and frequency of stock purchase periods. Initially the ESPP will operate using semi-annual offering periods. The ESPP permits participants to purchase common stock

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through payroll deductions of up to 10% of their total compensation, including bonuses and commissions. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each purchase period. The price of stock purchased under the ESPP is generally 85% of the lower of the fair market value of the common stock either at the beginning of the offering period or at the end of the purchase period. Unless earlier terminated by the Board of Directors, the ESPP will terminate automatically December 31, 2012. As of September 30, 2003 702,288 shares remain available for issuance under the ESPP.

The Company has adopted the disclosure-only provisions of SFAS No. 123. The Company calculated the fair value of equity instruments issued under the ESPP and stock option plans on the grant date using the Black-Scholes model as prescribed by SFAS No. 123 with the following assumptions:

Employee Stock Purchase Plan

Year Ended September 30, 2003
Risk-free interest rate	0.96%
Volatility	45.28%
Expected average life	6 months
Expected dividends	—

Stock Option Plans

Years Ended September 30,
	2001	2002	2003
Risk-free interest rate	5.19%–5.42%	4.04%–4.61%	2.45%–2.95%
Volatility	—	—	71.33%–72.56%
Expected average life	4 years	4 years	4 years
Expected dividends	—	—	—

The risk-free interest rate was calculated in accordance with the grant date and the expected life of the options equal to the vesting period for the fiscal years ended 2001, 2002 and 2003.

The weighted-average grant date fair value per share of options granted during the years ended September 30, 2001, 2002 and 2003 was $1.11, $1.90 and $11.76, respectively.

Stock-Based Compensation

In April 2002, the Company issued options to certain employees under the Plans with exercise prices below the deemed fair market value of the Company’s common stock at the date of grant. All of these options vested immediately upon grant. In accordance with the requirements of APB No. 25, the Company has recorded stock- based compensation expense for the difference between the exercise price of the stock options and the deemed fair market value of the Company’s stock at the date of grant. During the year ended September 30, 2002, the Company recorded stock-based compensation expense related to these options of $50,000. The Company had no stock-based compensation expense in the years ended September 30, 2001 and 2003.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Income Taxes:

The provision for income taxes is as follows (in thousands):

	Years Ended September 30,
	2001	2002	2003
Federal:
Current	$1,583	$2,645	$4,842
Deferred	(156)	254	(262)

	1,427	2,899	4,580

State:
Current	196	276	421
Deferred	38	(141)	55

	234	135	476

Foreign:
Current	24	9	27

Total provision for income taxes	$1,685	$3,043	$5,083

U.S. and international components of income before provision for income taxes were (in thousands):

	Years Ended September 30,
	2001	2002	2003
U.S.	$4,702	$8,208	$13,582
International	—	16	157

Income before provision for income taxes	$4,702	$8,224	$13,739

The components of the net deferred income tax assets are as follows (in thousands):

	September 30,
	2002	2003
Depreciation and amortization	$865	$1,072
Allowance for doubtful accounts	208	232
Accrued liabilities	351	347
Net operating loss carryforwards	—	35
Research tax credits	152	96

	$1,576	$1,782

Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be adjusted. As of September 30, 2002 and 2003, the Company has not provided a valuation allowance because it believes it is more likely than not that all deferred tax assets will be realized in the foreseeable future. The Company has net operating loss carryforwards available to reduce future taxable income. The carryforwards will expire in 2019. The Company has research and development tax credits for state income tax purposes which can be carried forward indefinitely.

On January 3, 1995, the Company established a wholly owned Foreign Sales Corporation (“FSC”) in order to utilize certain tax income benefits associated with foreign sales. The FSC was liquidated as of September 30, 2001.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income before taxes as follows:

	Years Ended September 30,
	2001	2002	2003
Federal income tax at statutory rate	34.0%	35.0%	35.0%
State income taxes, net of federal effect	5.8	5.3	2.4
Research and development tax credits	(5.2)	(2.8)	(3.6)
Meals and entertainment	—	—	0.7
Tax exempt interest income	—	—	(0.1)
Foreign Sales Corporation benefit	(1.5)	—	—
Foreign Sales Corporation taxes	0.5	—	—
Foreign taxes	—	0.1	(0.2)
Amortization	—	2.2	0.9
Other	2.2	(2.8)	1.9

Provision for income taxes	35.8%	37.0%	37.0%

Note 8—Acquisitions:

CareCore, Inc.

In February 2001, the Company acquired certain intangible assets of CareCore, Inc. (“CareCore”), a Delaware corporation engaged in the scientific software industry. The purchase consideration consisted of a prior loan provided by the Company with a fair value of approximately $309,000, the purchase of other debt holders loans of approximately $191,000 (see Note 10) and transaction costs of approximately $40,000. The Company did not assume any CareCore liabilities or employee stock options.

The acquisition of CareCore has been accounted for using the purchase method of accounting and, accordingly, the results of operations of CareCore have been included in the Company’s consolidated financial statements subsequent to March 28, 2001. The purchase price was allocated to the assets acquired based on their estimated fair values at the date of acquisition as determined by management. The purchase price was allocated as follows (in thousands):

Acquired in-process research and development	$511
Acquired workforce	29

Total purchase price	$540

The acquired workforce was being amortized over 10 months on a straight-line basis through February 2002. The fair value of the identifiable assets, including the portion of the purchase price attributed to the acquired in-process research and development, was determined by management. The income approach was used to value the in-process research and development, which includes an analysis of the completion costs, cash flows, other required assets and risk associated with achieving such cash flows. Management expected revenues to start in 2001 and continue through 2003. Gross margins are estimated to be stable and operating expense ratios are expected to slightly decline over the years. The present value of these cash flows were then calculated with a discount rate of 30% for the in-process research and development. At the date of the acquisition, the Company determined the technological feasibility of CareCore’s products was not established and, accordingly, wrote-off

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the corresponding amounts to acquired in-process research and development. At the date of acquisition, the only identifiable intangible asset acquired was the workforce. Currently the Company knows of no developments which would lead it to change its original assessment of the expected timing and commercial viability of these projects.

Upon completion, the in-process research and development of CareCore will enable private and secure access to personal patient medical records, facilitating communication and support for patients and their families. Since CareCore had not brought their product to market there was no developed or core technology and the in-process research and development was considered 50% complete at the time of acquisition. Instead of bringing this product to market under a specifically identifiable product the Company leveraged various aspects of the in-process research and development into its own existing technology. At the time of valuation, it was believed that these products would be contributing revenue in 2002; however, due to the low level of completion, a reasonable risk of delay in leveraging the technology did exist. As part of the valuation process a five step income approach valuing the assets based on the earning capacity over a four year useful life at a 30% rate of return resulted in a valuation of in-process research and development of approximately $511,000. The relevant aspects of the in-process technology were successfully brought to market in 2002.

Intellidata, Inc.

In April 2002, the Company acquired all outstanding stock of Intellidata, Inc. (“Intellidata”), a Virginia corporation which provides laboratory information systems to multi-site clinics, hospitals and physicians’ labs as well as to commercial, public health and specialty labs. In addition, the Company executed a covenant-not-to-compete agreement with Intellidata’s founder who was also the majority stockholder. The total purchase consideration consisted of $1,040,000 in cash for Intellidata’s outstanding stock, $260,000 in cash for the covenant-not-to-compete and total transaction costs of approximately $129,000.

The acquisition of Intellidata was accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”), using the purchase method of accounting and, accordingly, the results of operations of Intellidata have been included in the Company’s consolidated financial statements subsequent to April 30, 2002. The purchase price was allocated to the net tangible and identifiable intangible assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition as determined by management. The excess of the purchase price over the fair value of the net identifiable assets was allocated to goodwill. The purchase price was allocated as follows (in thousands):

Cash and cash equivalents	$7
Accounts receivable, net	119
Property and equipment, net	1
Other assets	2
Assumed liabilities	(320)
Developed/core technology	699
Acquired in-process research and development	116
Customer base	356
Covenant-not-to-compete	260
Goodwill	189

$1,429

During the year ended September 30, 2003, the Company wrote-off acquired accounts receivable balances totaling approximately $25,000. In accordance with SFAS No. 141, this amount was reallocated from accounts receivable to goodwill in the above purchase price allocation.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is amortizing developed/core technology, the customer base and the covenant-not-to-compete on a straight line basis over five, four and five year periods, respectively. In accordance with SFAS No. 142, no amortization has been recorded on the goodwill. Goodwill is deductible for tax purposes over a fifteen year period.

The fair value of the identifiable assets, including the portion of the purchase price attributed to the developed/core technology, acquired in-process research and development and the customer base was determined by management. The income approach was used to value developed/core technology, acquired in-process research and development and the customer base, which includes an analysis of the completion costs, cash flows, other required assets and risk associated with achieving such cash flows. Gross margins were estimated to be stable and operating expense ratios were estimated to slightly decline over the years. The present value of these cash flows was calculated with a discount rate of 20% for the developed/core technology, 30% for the in-process research and development and 25% for the customer base.

The in-process projects relate primarily to the development of additional modules to the laboratory information system and are expected to be completed over the next twelve months. The purchased in-process technology was not considered to have reached technological feasibility and it has no alternative future use. Accordingly, it was recorded as component of operating expense. The revenues, expenses, cash flows and other assumptions underlying the estimated fair value of the acquired in-process research and development involve significant risks and uncertainties. The risks and uncertainties associated with completing the acquired in-process projects include retaining key personnel and being able to successfully and profitably produce, market and sell related products. The Company does not know of any developments which would lead it to significantly change its original estimate of the expected timing and commercial viability of these projects.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information are based on the respective historical financial statements of the Company, CareCore and Intellidata. The pro forma financial information reflects the consolidated results of operations as if the acquisitions of CareCore and Intellidata occurred at the beginning of each of the periods presented and includes the amortization of the resulting goodwill, through September 30, 2002, and other intangible assets. The pro forma data excludes non-recurring charges, such as in-process research and development of approximately $511,000, and $116,000 in the years ended September 30, 2001, and 2002, respectively. The pro forma financial data presented are not necessarily indicative of the Company’s results of operations that might have occurred had the transactions been completed at the beginning of the periods presented, and do not purport to represent what the Company’s consolidated results of operations might be for any future period (in thousands, except per share data).

	Years Ended September 30,
	2001	2002
Net sales	$34,946	$46,138
Net income (loss) available for common stockholders	$2,063	$(3,533)
Net income (loss) per common share:
Basic	$0.34	$(0.58)
Diluted	$0.32	$(0.58)
Weighted-average shares used in computing net income (loss) per common share:
Basic	6,017	6,042
Diluted	6,457	6,042

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Retirement Plan:

The Company has a voluntary 401(k) Plan covering substantially all eligible employees. The 401(k) Plan provides for employees to make tax deferred contributions to the 401(k) Plan equal to a maximum of 15% of their salary under a written elective deferral agreement. The Company will match the first 5% of such contributions, which vest over a six year period. The Company contributed approximately $425,000, $571,000 and $784,000 to the 401(k) Plan in the fiscal years ended September 30, 2001, 2002 and 2003, respectively.

Note 10—Related Party Note Receivable:

In November 1999, the Company entered into a convertible note receivable agreement with CareCore, in the amount of $1,000,000. Officers and Directors of CareCore were also Officers and Directors of the Company. Under the terms of the agreement, the note was due and payable upon demand to the Company at any time after November 2000. The note, which bore interest at 5.57%, was convertible at the Company’s option, in whole or in part, into shares of the preferred stock series to be issued in CareCore’s next round of equity financing. In connection with the note, the Company also received a warrant to purchase a number of shares of the redeemable convertible preferred stock issued in CareCore’s next equity financing equal to the quotient obtained by dividing 20% of the original note principal amount, by the price of the shares of preferred stock sold in such equity financing. In the event such equity financing did not occur on or before May 31, 2002, the warrant was to be exercisable for shares of common stock at $0.50 per share. Based on information available at September 30, 2000, the note receivable was deemed unlikely to be fully collected and as such the receivable was written-down to approximately $309,000, a balance which the Company deemed collectable.

Also in November 1999, CareCore entered into convertible promissory note agreements with Officers and Directors of the Company. The Company’s Officers and Directors owned 45.6% of the outstanding common stock of CareCore. On December 29, 2000, the Company purchased the outstanding convertible notes receivable from the Officers and Directors of the Company at $0.30 on each $1.00 for total consideration of approximately $191,000. In February 2001, these receivables were settled and the warrant was terminated as part of the Company’s acquisition of CareCore (see Note 8).

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

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

There were no significant changes in the internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, or internal control over financial reporting.

PART III

Item 10.     Directors and Executive Officers of the Registrant

We have adopted a code of ethics that applies to all executive officers and directors of the Company, a copy of which is filed as Exhibit 14 to this Form 10-K.

The remaining information required by this item is incorporated by reference from IMPAC’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders under the captions “Election of Directors,” “Committees of the Board of Directors; Meetings—Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance.” See also Item 1 above.

Item 11.     Executive Compensation

The information required by this item is incorporated by reference from IMPAC’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from IMPAC’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders under the captions “Ownership of Management and Principal Stockholders” and “Equity Compensation Plan Information.”

Item 13.     Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from IMPAC’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders under the captions “Compensation Committee Interlocks and Insider Participation” and “Transactions with the Company.”

Item 14.     Principal Accountant Fees and Services

The information required by this item is incorporated by reference from IMPAC’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

(1)  Consolidated Financial Statements of IMPAC Medical Systems, Inc. are included in Part II, Item 8:

Report of Independent Auditors

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Schedule II—Valuation and Qualifying Accounts

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(2)  Exhibits:

See attached Exhibit Index.

(b)  The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 2003.

The Company furnished the following reports on Form 8-K during the fourth quarter of fiscal 2003:

•	Form 8-K filed July 24, 2003 relating to our earnings release for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 18, 2003	IMPAC MEDICAL SYSTEMS, INC.
	By	/s/ JOSEPH K. JACHINOWSKI
Joseph K. Jachinowski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/s/ JOSEPH K. JACHINOWSKI Joseph K. Jachinowski	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	November 18, 2003

/s/ KENDRA A. BORREGO Kendra A. Borrego	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 18, 2003

/s/ JAMES P. HOEY James P. Hoey	Director, Executive Vice President Chief Operations Officer	November 18, 2003

/s/ DAVID A. AUERBACH David A. Auerbach	Director, Executive Vice President and Treasurer	November 18, 2003

/s/ GREGORY M. AVIS Gregory M. Avis	Director	November 18, 2003

/s/ ROBERT J. BECKER Robert J. Becker	Director	November 18, 2003

/s/ CHRISTOPHER M. ROSE Christopher M. Rose	Director	November 18, 2003

/s/ GREGORY T. SCHIFFMAN Gregory T. Schiffman	Director	November 18, 2003

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of

IMPAC Medical Systems, Inc. and Subsidiaries

Our audits of the consolidated financial statements referred to in our report dated October 23, 2003 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

October 23, 2003

SCHEDULE II

IMPAC MEDICAL SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended September 30, 2001, 2002 and 2003

Descriptions	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable
Year ended September 30, 2001	$384,000	$—	$(133,000)	$251,000
Year ended September 30, 2002	251,000	492,000	(223,000)	520,000
Year ended September 30, 2003	520,000	186,000	(123,000)	583,000

All other financial statement schedules have been omitted because the information required to be set forth herein is not applicable or is shown either in the consolidated financial statements or the notes thereto.

EXHIBIT INDEX

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

Exhibit Number	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

4.1	Specimen Stock Certificate.(2)

10.1	Software Distribution Agreement dated April 25, 2001 between IMPAC and Siemens Medical Systems, Inc.†(2)

10.2	Application Service Provider (ASP) Agreement dated May 31, 2002 between IMPAC and US Oncology, Inc.†(2)

10.3	Lease Agreement dated September 1, 1999 between the Revocable Living Trust dated March 23, 1987, Hillview Management, Inc. and IMPAC, as amended, for the premises in Mountain View, California.(2)

10.3.1

Second Addendum dated March 23, 2000 to Lease Agreement dated September 1, 1999 between the Revocable Living Trust dated March 23, 1987, Hillview Management, Inc. and IMPAC for the premises in Mountain View, California.(2)

10.3.2

Third Addendum dated February 5, 2003 to Lease Agreement dated September 1, 1999 between the Revocable Living Trust dated March 23, 1987, Hillview Management, Inc. and IMPAC for the premises in Mountain View, California.(3)

10.4	Form of Indemnification Agreement between IMPAC and each of its officers and directors.(2)

10.5	1993 Stock Option Plan.(2)

10.6	1998 Stock Plan.(2)

10.7	2002 Stock Plan.(2)

10.8	2002 Employee Stock Purchase Plan.(2)

10.9	Form of Incentive Stock Option Agreement for 2002 Stock Plan.(2)

10.10	Form of Nonqualified Stock Option Agreement for 2002 Stock Plan.(2)

14.1	Code of Ethics

21.1	List of Subsidiaries of IMPAC.

23.1	Consent of Independent Accountants.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference from the same numbered exhibit to IMPAC’s Form 10-Q for the quarter ended December 31, 2002.
(2)	Incorporated by reference from the same numbered exhibit to IMPAC’s registration statement on Form S-1 (File No. 333-89724).
(3)	Incorporated by reference from the same numbered exhibit to IMPAC’s registration statement on Form S-1 (File No. 333-104739).
†	Confidential treatment requested as to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.