Form 10-Q/A
period 2002-12-31
IMPAC MEDICAL SYSTEMS INC
filed 2004-04-16
CIK 1026448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of IMPAC Medical Systems, Inc. (the “Company”) for the quarter ended December 31, 2002 is to restate our consolidated financial statements at and for the quarters ended December 31, 2002 and 2001, and related disclosures, including the selected financial data included herein as of and for the quarters ended December 31, 2002 and 2001.

Generally, no attempt has been made in this Amendment No. 1 to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A generally does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on February 5, 2003. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

•	Part I – Item 1 – Condensed Consolidated Financial Statements;

•	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part I – Item 4 – Controls and Procedures; and

•	Part II – Item 6 – Exhibits and Reports on Form 8-K.

Our Chief Executive Officer and Chief Financial Officer have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

We have restated our financial results for the quarters ended December 31, 2002 and 2001 to conform certain of our revenue recognition policies to Statement of Position (SOP) 97-2 “Software Revenue Recognition.” As a result of the restatement, some previously recognized revenues have been shifted to later quarters and others have been reclassified to deferred revenue and will be recognized in periods subsequent to December 31, 2002 in accordance with SOP 97-2. The restatement does not impact previously reported total cash flows from operations.

As a result of the impact of changes in the timing of revenue recognition, net sales decreased by $1,048,000 and increased by $193,000 in the three months ended December 31, 2002 and 2001, respectively, with corresponding increases or decreases in deferred revenue. We also deferred the recognition of the related direct incremental commission expense and certain direct incremental travel expenses associated with installations at customer sites as well as the federal income tax provision (benefit) and allowance for doubtful accounts. Net income decreased by $589,000 and increased by $96,000 in the three months ended December 31, 2002 and 2001, respectively.

Additional detail regarding the restatement is included in Note 6 of the Notes to Condensed Consolidated Financial Statements included in Part I – Item 1 of this Amendment No. 1 on Form 10-Q/A.

i

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

The statements contained in this Form 10-Q/A that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future. Forward looking statements include statements regarding the Company’s business strategy, timing of, and plans for, the introduction of new products and enhancements, future sales, market growth and direction, competition, market share, revenue growth, operating margins and profitability. All forward looking statements included in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statement. Actual results could differ materially from the Company’s current expectations. Factors that could cause or contribute to such differences include the Company’s ability to expand outside the radiation oncology market or expand into international markets, lost sales or lower sales prices due to competitive pressures, ability to integrate its products successfully with related products and systems in the medical services industry, reliance on distributors and manufacturers of oncology equipment to market its products, and other factors and risks discussed in the Company’s reports filed by the Company from time to time with the Securities and Exchange Commission.

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2002	September 30, 2002
	(Restated)
(In thousands)	(See Note 6)
Assets
Current assets:
Cash and cash equivalents	$46,561	$23,432
Available-for-sale securities	277	385
Accounts receivable, net	10,605	8,086
Income tax refund receivable	685	686
Inventories	57	86
Deferred income taxes, net	4,479	4,098
Prepaid expenses and other current assets	3,688	4,316

Total current assets	66,352	41,089

Available-for-sale securities	3,109	3,156
Property and equipment, net	3,541	3,379
Deferred income taxes	864	864
Goodwill and other intangible assets, net	1,789	1,892
Other assets	414	341

Total assets	$76,069	$50,721

Liabilities, Redeemable Convertible Preferred Stock, Common Stock Subject to Rescission Rights and Stockholders’ Equity
Current liabilities:
Customer deposits	$10,043	$9,829
Accounts payable	866	872
Accrued liabilities	2,087	3,252
Income taxes payable	1,186	1,950
Deferred revenue	19,964	18,043
Capital lease obligations	67	65

Total current liabilities	34,213	34,011

Customer deposits	92	92
Capital lease obligations, non-current	97	114

Total liabilities	34,402	34,217

Redeemable convertible preferred stock	—	14,489

Common stock subject to rescission rights	98	—

Stockholders’ equity:
Preferred stock	—	—
Common stock	9	6
Additional paid-in capital	42,238	1,144
Accumulated other comprehensive loss	(2)	(1)
Retained earnings (accumulated deficit)	(676)	866
Total stockholders’ equity	41,569	2,015

Total liabilities, redeemable convertible preferred stock, common stock subject to rescission rights and stockholders’ equity	$76,069	$50,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2002	2001
	(Restated)
(In thousands, except per share amounts)	(See Note 6)
Sales:
Software license and other, net	$6,707	$5,360
Maintenance and services	4,453	3,449

Total net sales	11,160	8,809

Cost of sales:
Software license and other, net	1,994	1,738
Maintenance and services	1,701	848

Total cost of sales	3,695	2,586

Gross profit	7,465	6,223

Operating expenses:
Research and development	2,112	1,716
Sales and marketing	3,161	2,849
General and administrative	1,111	799
Amortization of intangible assets	102	91

Total operating expenses	6,486	5,455

Operating income	979	768

Interest expense	(6)	(7)
Interest and other income	83	115

Income before provision for income taxes	1,056	876
Provision for income taxes	(369)	(303)

Net income	687	573
Accretion of redeemable convertible preferred stock	(2,229)	(1,804)

Net loss attributable to common stockholders	$(1,542)	$(1,231)

Net loss per common share, basic and diluted	$(0.21)	$(0.20)

Weighted-average shares used in computing net loss per common share, basic and diluted	7,469	6,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2002	2001
	(Restated)
(In thousands)	(See Note 6)
Cash flows from operating activities:
Net income	$687	$573
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	402	344
Amortization of goodwill and other intangible assets	102	91
Provision for doubtful accounts	30	22
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,549)	667
Inventories	29	—
Prepaid expenses and other current assets	614	(78)
Other assets	(71)	7
Customer deposits	214	761
Accounts payable	(5)	(189)
Accrued liabilities	(1,142)	(1,307)
Income tax payable/refund receivable	(1,130)	138
Deferred revenue	1,904	541

Net cash provided by (used in) operating activities	(915)	1,570

Cash flows from investing activities:
Acquisition of property and equipment	(565)	(409)
Payments for MC2 acquisition	—	(250)
Purchases of available-for-sale securities	(7,648)	(1,364)
Proceeds from sales of available-for-sale securities	46	1,135
Proceeds from maturities of available-for-sale securities	7,764	238

Net cash used in investing activities	(403)	(650)

Cash flows from financing activities:
Principal payments on capital leases	(15)	(14)
Proceeds from the issuance of common stock, net	24,477	33
Repurchase of common stock	—	(14)

Net cash provided by financing activities	24,462	5

Effect of exchange rates on cash	(15)	—
Net increase in cash and cash equivalents	23,144	925
Cash and cash equivalents at beginning of period	23,432	12,456

Cash and cash equivalents at end of period	$46,561	$13,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IMPAC Medical Systems, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003, or for any future period. The balance sheet at September 30, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2002 included in the Company’s Form 10-K/A for the fiscal year ended September 30, 2003.

NOTE 2 - Initial Public Offering

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

NOTE 3 - Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Form 10-K/A for the fiscal year ended September 30, 2003. With the exception of the new significant accounting policies set forth below, the Company’s significant accounting policies have not materially changed as of December 31, 2002.

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

The annual goodwill impairment test was completed during the first quarter of fiscal 2003, and it was determined that there was no impairment of goodwill at that time. For comparative purposes, the following table illustrates the Company’s net loss attributable to common stockholders adjusted to exclude goodwill amortization expense as if amortization had ceased October 1, 2001:

	Three Months Ended December 31,
	2002	2001
	(Restated)
In thousands, except per share amounts	(See Note 6)
Net loss attributable to common stockholders as reported	$(1,542)	$(1,231)
Amortization of goodwill	—	20

Adjusted net loss attributable to common stockholders	$(1,542)	$(1,211)

Net loss per common share, basic and diluted
As reported	$(0.21)	$(0.20)

As adjusted	$(0.21)	$(0.20)

Redeemable convertible preferred stock

Upon the closing of the Company’s initial public offering, all outstanding shares of redeemable convertible preferred stock automatically converted into shares of common stock. Prior to the conversion, the carrying value of the redeemable convertible preferred stock was increased by periodic accretions using the effective interest method, so that the carrying amount would equal the redemption value at the redemption date. These increases were effected through charges against retained earnings (accumulated deficit) and were carried out through the initial public offering closing date. Because the redeemable convertible preferred stock automatically converted into common stock upon the closing of the initial public offering, the non-cash accretion charges are no longer required and will not be applied in future quarters.

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

Revenue recognition

The Company’s revenue is derived primarily from two sources: (i) software license revenue, from sales to distributors and end users, and (ii) maintenance and services revenue from providing software support, education and consulting services to end users. The Company typically requires deposits upon the receipt of a signed purchase and license agreement, which are classified as customer deposit liabilities on the Company’s consolidated balance sheet.

The Company accounts for sales of software and maintenance revenue under the provisions of Statement of Position 97-2, (“SOP 97-2”), “Software Revenue Recognition,” as amended. SOP 97-2 requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor-specific objective evidence (“VSOE”) of the fair value of the delivered and/or undelivered elements. For hardware transactions where no software is involved, the Company applies the provisions of Staff Accounting Bulletin 101 “Revenue Recognition.”

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

The Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been accepted, the fee is fixed or determinable, and collection of the resulting receivable is probable. Acceptance generally occurs after the product has been installed, training has occurred and the product is in clinical use at the customer site. For distributor related transactions, acceptance occurs with delivery of software registration keys to the distributor’s order fulfillment department.

The first year of maintenance and support, which includes updates and support, for the Company’s software products is included in the purchase price. Upon revenue recognition, the Company defers 12% of the list price, which is the renewal rate, and recognize that portion over the remaining term of the included maintenance and support period. Fair value of services, such as training or consulting, are based upon separate sales by the Company of these services to other customers. Payments received for maintenance and services are deferred and recognized as revenue ratably over the contract term. Training and consulting services are billed based on hourly rates, and are generally recognized as revenue as these services are performed. Amounts deferred for installed and accepted software products under multiple element arrangements where VSOE of the fair value for all undelivered elements does not exist, maintenance services and term software license agreements comprise the main components of deferred revenue.

For direct software sales licensed on a term basis, the initial term lasts from three to five years with annual renewals after the initial term. The customer pays a deposit typically equal to the initial annual fee upon signing the license agreement, and the Company invoices the customer for subsequent annual fees 60 days before the anniversary date of the signed agreement. The Company recognizes revenue for the annual fees under these term license agreements ratably over the applicable twelve-month period. The annual fee includes maintenance and support.

The Company recognizes revenue from third-party products and related configuration and installation services sold with its licensed software upon acceptance by the customer. The Company recognizes revenue from third-party products sold separately from its licensed software upon delivery.

The Company has also entered into an application service provider agreement whereby the Company provides all software, equipment and support during the term of the agreement. Revenues are recognized ratably over the term of the agreement, generally 60 months. Under the terms of these agreements, the customers must pay for the final two months of the term up front. These deposits are classified as long term customer deposit liabilities on the Company’s consolidated balance sheet.

Net loss per common share

Basic and diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of vested common shares outstanding for the period.

A reconciliation of the numerator and denominator used in the basic and diluted net loss per share follows.

	Three Months Ended December 31,
	2002	2001
	(in thousands)
	(Restated)
	(See Note 6)
Numerator
Net income	$687	$573
Accretion of redeemable convertible preferred stock	(2,229)	(1,804)

Net loss attributable to common stockholders	$(1,542)	$(1,231)

Denominator
Weighted-average shares used in computing basic and diluted net loss per common share	7,469	6,025

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

NOTE 4 - Common Stock Subject to Rescission Rights

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

NOTE 5 - Stockholders’ Equity

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

Had compensation costs been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s total stock-based compensation cost, pro-forma net loss attributable to common stockholders and pro-forma net loss per common share, basic and diluted, would have been as follows:

	Three Months Ended December 31,
	2002	2001
	(Restated)
In thousands, except per share amounts	(See Note 6)
Net loss attributable to common stockholders as reported	$(1,542)	$(1,231)
Stock-based compensation cost under a fair value method	(67)	(44)

Pro-forma net loss attributable to common stockholders	$(1,609)	$(1,275)

Net loss per common share, basic and diluted
As reported	$(0.21)	$(0.20)

Pro-forma	$(0.22)	$(0.21)

NOTE 6 - Restatement of Financial Statements

The Company adopted Statement of Position (SOP) 97-2 “Software Revenue Recognition” which became effective for the Company in October 1999 for the purposes of revenue recognition. Subsequent to filing the Form 10-Q for the quarter ended December 31, 2002, management determined that the Company had recognized revenue for certain transactions prematurely. Accordingly, the Company has restated its financial statements for the three months ended December 31, 2002 and 2001 to shift some previously recognized revenues to later quarters and to defer other previously recorded revenues to periods subsequent to December 31, 2002.

The accounting issues that gave rise to the restatement fell into three categories. First, the Company recognized revenue from certain multiple element software contracts once individual elements had been installed, accepted and were in clinical use at the customer site. The Company has now determined that the Company did not have vendor specific objective evidence (“VSOE”) of the fair value of the undelivered elements. Accordingly, the Company should have deferred the recognition of revenue on those contracts until the Company had VSOE of the fair value for all the undelivered elements, the elements for which VSOE of the fair value did not exist had subsequently been delivered or the elements for which VSOE did not exist had been canceled.

Second, the Company recognized revenue as of the date of first clinical use, unless a customer objected in writing within five business days after first clinical use. The Company has now determined that formal acceptance could not have occurred without the passage of five days, and, hence, the Company must adjust the date of revenue recognition of delivered and accepted products forward five business days from the date of first clinical use.

Third, the Company recognized revenue for maintenance and support of perpetually licensed software products during the first year by deferring 12% of the purchase price and recognizing this amount over the 12 months following the customer’s acceptance. The Company has now determined that the Company should have deferred 12% of the current list price rather than purchase price.

As a result of the impact of changes in the timing of revenue recognition, net sales decreased by $1.0 million and increased by $193,000 in the three months ended December 31, 2002 and 2001, respectively, with corresponding increases or decreases in deferred revenue. The Company also deferred the recognition of the related direct incremental commission expense and certain direct incremental travel expenses associated with revenue now being deferred until the related revenue was or is recognized and considered the deferred revenue in the determination of its allowance for doubtful accounts. The Company also revised its provision for income taxes for the effect of these matters.

As a result, the accompanying condensed consolidated financial statements have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

	Three Months Ended December 31,
	2002		2001
	As Reported	Restated	As Reported	Restated
	(in thousands except per share data)
Consolidated Statement of Operations Data:
Net sales	$12,208	$11,160	$8,616	$8,809
Gross profit	8,467	7,465	6,069	6,223
Operating income	1,949	979	648	768
Net income	1,276	687	477	573
Net loss available to common stockholders	(953)	(1,542)	(1,327)	(1,231)

Net loss per common share, basic and diluted:	$(0.13)	$(0.21)	$(0.22)	$(0.20)

	As of December 31, 2002		As of September 30, 2002
	As Reported	Restated	As Reported	Restated
	(in thousands)
Consolidated Balance Sheet Data:
Allowance for doubtful accounts	$570	$254	$520	$224
Prepaid expenses and other current assets	2,595	3,688	3,281	4,316
Deferred income taxes, net	1,576	5,343	1,576	4,962
Deferred revenue	9,067	19,964	8,194	18,043
Retained earnings (accumulated deficit)	5,046	(676)	5,999	866

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes appearing in our Form 10-K/A for the fiscal year ended September 30, 2003. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth elsewhere in this Form 10-Q/A.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the effects of the restatement of our condensed consolidated financial statements for the three months ended December 31, 2001 and 2002, as discussed in Note 6 to the condensed consolidated financial statements.

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

Net Sales and Revenue Recognition

We sell our products directly throughout the world and primarily in North America, Europe and the Pacific Rim countries. In addition, we use non-exclusive distributors to augment our direct sales efforts. Sales through distributors represented 10.3% of our total net sales in the three months ended December 31, 2002 and 15.7% for the same period in 2001, all of which were sold through Siemens Medical Systems, Inc. The decline in distributor sales as a percentage of net sales is primarily attributable to a higher growth rate in our direct sales. We have signed agreements with other distributors, which have not yet generated sales. Revenues from the sale of our products and services outside the United States accounted for 6.2% of our net sales in the three months ended December 31, 2002 and 11.0% of our net sales for the same period in 2001. The decline in international sales as a percentage of net sales is primarily attributable to a higher growth rate in our domestic sales.

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

The decision to implement, replace, expand or substantially modify an information system is a significant commitment for healthcare organizations. In addition, our systems typically require significant capital expenditures by the customer. Consequently, we experience long sales and implementation cycles. The sales cycle for our systems ranges from six to twenty-four months or more from initial contact to contract execution. Our implementation cycle generally ranges from three to nine months from contract execution to completion of implementation. In addition to the core system, approximately one-third of our customers purchase additional product modules along with the core system that they intend to implement over a period of time beyond the typical implementation cycle of three to nine months.

We record orders for products licensed on a perpetual basis upon the receipt of a signed purchase and license agreement, purchase order, and a substantial deposit. We record orders for products licensed on a term basis upon receipt of a signed purchase and license agreement, purchase order and a deposit typically equal to the first year’s fees. All contract deposits are held as a liability as outlined in the terms and conditions set forth in the purchase and license agreement. Maintenance and support is recorded as deferred revenue upon the invoice date and held as a current liability on the balance sheet. Under the terms of the original purchase and license agreement, maintenance and support automatically renews on an annual basis unless the customer provides a written cancellation. We recognize revenue from these sales ratably over the underlying maintenance period.

For direct software sales licensed on a perpetual basis, we include one year of maintenance and support as part of the purchase price. Standard annual fees for maintenance and support after the first year equal 12% of the then current list price unless the customer negotiates other terms or service levels.

We recognize revenue once software products have been installed, accepted and are in clinical use at the customer site. When a customer accepts only a subset of the products outlined in a multiple-element purchase and license agreement and we have not established vendor specific objective evidence, or VSOE, of the fair value of the undelivered elements, we invoice the customer for the accepted products and record the transaction as deferred software license revenue. We recognize the deferred revenue when all elements in a multiple-element arrangement have been accepted, VSOE of the fair value is established for the remaining undelivered elements, or the undelivered elements for which VSOE of the fair value does not exist have been canceled, whichever occurs first.

The first year of maintenance and support for our software products is included in the purchase price. Upon revenue recognition, we defer 12% of the list price and recognize that portion over the remaining term of the included maintenance and support period. For example, if revenue recognition occurs four months subsequent to product acceptance, we would recognize one-third of the 12% maintenance and support deferral as revenue and recognize the remaining two-thirds of the deferral over the following eight months. In situations where the first phase of software products are installed more than one year before our ability to recognize the related revenue, it is not necessary to defer 12% of the list price and recognize that portion over the included maintenance and support period as the first year maintenance and support obligation is no longer applicable. In these cases, however, 12% of the list price is classified as maintenance and services revenue at the time of revenue recognition.

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

We recognize revenue from third-party products and related configuration and installation services sold with our licensed software upon acceptance by the customer. We recognize revenue from third-party products sold separately from our licensed software upon delivery. Third-party products represented 4.3% of our total net sales in the three months ended December 31, 2002 and 2.9% for the same period in 2001. The increase in third party sales as a percentage of net sales is attributable to a higher growth rate in our third party product sales.

We recognize distributor related revenues upon the receipt of a completed purchase order and the related customer information needed to generate software registration keys, which allow us to distribute the software to the end user and satisfy our regulatory information tracking requirements. We provide maintenance and support to our primary distributor. The distributor’s cost of the first year’s support is included in the transfer fee. Renewal support is purchased for 5% of the transfer price. For software licenses sold to their customers, we defer the distributor’s first year post-contract support, based on the renewal rate, and recognize that portion of the revenue ratably over the remaining support period. We invoice renewal maintenance and support annually to our distributor at the beginning of each fiscal year and recognize the revenue ratably over the applicable twelve-month period.

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

System installations require several phases of implementation in the process of accepting product delivery and have led to our development of a highly specialized client service organization. All new orders require multiple site visits from our personnel to properly install, configure and train customer personnel. In transactions where we are required to defer the recognition of software license revenue, the associated incremental direct travel expenses are recorded as a prepaid expense until the associated revenue is recognized. Several point-of-care products are used with various third-party hardware and software products that are also sold and configured during the implementation process. After the initial implementation process, our application support staff provides phone support and any applicable system updates. A substantial percentage of engineering costs are allocated to client services due to continuing engineering efforts related to the support and enhancement of our products. Historically, cost of sales has increased at approximately the same rate as net sales. However, as newly developed products and acquired product lines are released to the customers, additional investments in client service staff could cause gross margins to fluctuate.

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

We have recently expanded our sales force, made significant investments in marketing communications and increased trade show activities to enhance market awareness of our products. We expect that sales and marketing expenses will increase in absolute dollars for the foreseeable future as we continue to expand our sales and marketing capabilities. In transactions where we are required to defer the recognition of software license revenue, the associated incremental direct commission expense is recorded as a prepaid expense until the associated revenue is recognized.

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

Accretion of Redeemable Convertible Preferred Stock

From September 27, 2002 until our initial public offering, the holders of a majority of our then outstanding redeemable convertible preferred stock could have required us to redeem the preferred shares by paying in cash an amount equal to the greater of $3.23 per share or the fair market value plus all declared or accumulated but unpaid dividends within thirty days. These shares automatically converted to common stock upon the closing of our initial public offering in November 2002. We accreted charges that reflected the increase in market value of the redeemable convertible preferred stock as an adjustment to retained earnings (accumulated deficit) and, as a result, increased the amount of net loss attributable to common stockholders. After the initial public offering, no further accretion is required. The redemption value of the redeemable convertible preferred stock was $16.8 million at the time of the initial public offering. This amount was reallocated on our balance sheet from redeemable convertible preferred stock to common stock and additional paid-in capital, less the stated par value.

Restatement of Financial Statements

We adopted Statement of Position (SOP) 97-2 “Software Revenue Recognition” which became effective for us in October 1999 for the purposes of revenue recognition. Subsequent to filing the Form 10-Q for the quarter ended December 31, 2002, management determined that we recognized revenue for certain transactions prematurely. Accordingly, we have restated our financial statements for the quarters ended December 31, 2001 and 2002 to shift some previously recognized revenues to later quarters and to defer other previously recorded revenues to periods subsequent to December 31, 2002.

The accounting issues that gave rise to the restatement fell into three categories. First, we recognized revenue from certain multiple element software contracts once individual elements had been installed, accepted and were in clinical use at the customer site. We have now determined that we did not have vendor specific objective evidence (“VSOE”) of the fair value of the undelivered elements. Accordingly, we should have deferred the recognition of revenue on those contracts until we had VSOE of the fair value for all the undelivered elements, the elements for which VSOE of the fair value did not exist had subsequently been delivered or the elements for which VSOE did not exist had been canceled.

Second, we recognized revenue as of the date of first clinical use, unless a customer objected in writing within five business days after first clinical use. We have now determined that formal acceptance could not have occured without the passage of five days, and, hence, we must adjust the date of revenue recognition of delivered and accepted products forward five business days from the date of first clinical use.

Third, we recognized revenue for maintenance and support of perpetually licensed software products during the first year by deferring 12% of the purchase price and recognizing this amount over the 12 months following the customer’s acceptance. We have now determined that we should have deferred 12% of the current list price rather than purchase price.

Details regarding the restatement are discussed further in Note 6 to the condensed consolidated financial statements.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales Three Months Ended December 31,
	2002	2001
	(Restated)
	(See Note 6)
Sales:
Software license and other, net	60.1%	60.8%
Maintenance and services	39.9	39.2

Total net sales	100.0	100.0
Cost of sales:
Software license and other, net	17.9	19.7
Maintenance and services	15.2	9.7

Total cost of sales	33.1	29.4

Gross profit	66.9	70.6

Operating expenses:
Research and development	18.9	19.5
Sales and marketing	28.3	32.3
General and administrative	10.0	9.1
Amortization of intangible assets	0.9	1.0

Total operating expenses	58.1	61.9

Operating income	8.8	8.7
Interest and other income, net	0.7	1.2

Income before provision for income taxes	9.5	9.9
Provision for income taxes	(3.3)	(3.4)

Net income	6.2%	6.5%

Three Months Ended December 31, 2002 Compared with Three Months Ended December 31, 2001

Net Sales. Net sales increased 26.7% to $11.2 million in the three months ended December 31, 2002 from $8.8 million for the same period in 2001. Net software related sales increased 25.1% to $6.7 million in the three months ended December 31, 2002 from $5.4 million for the same period in 2001. New system sales in oncology accounted primarily for the $1.3 million increase. Maintenance and services also increased 29.1% to $4.5 million for the three months ended December 31, 2002 from $3.5 million for the same period in 2001. Maintenance and support contracts contributed $925,000 of the $1.0 million increase with the remaining amount attributable to additional training and installation. Our strong customer demand for installation of new systems contributed to the growth of net software related sales as a percentage of net sales. For a discussion of Deferred Revenue, see Backlog below.

Cost of Sales. Total cost of sales increased 42.9% to $3.7 million for the three months ended December 31, 2002 from $2.6 million for the same period in 2001. Our gross margin decreased to 66.9% for the three months ended December 31, 2002 from 70.6% for the same period in 2001. Cost of sales relating to net software sales increased 14.7% to $2.0 million for the three months ended December 31, 2002 from $1.7 million for the same period in 2001. Our gross margin associated with net software sales increased to 70.3% for the three months ended December 31, 2002 from 67.6% for the same period in 2001. The increase in expenses related to $153,000 in employee costs and $112,000 in supplies and materials. The improvement in gross margins associated with net software sales relates to stronger demand for installation of new systems during the three months ended December 31, 2002 as well as efficiencies gained by organizational improvements during fiscal 2001. Cost of sales relating to maintenance and services increased 100.6% to $1.7 million for the three months ended December 31, 2002 from $848,000 for the same period in 2001. Our gross margin associated with maintenance and services decreased to 61.8% for the three months ended December 31, 2002 from 75.4% for the same period in 2001. The increase in expenses was related to $379,000 in employee related expenses, $201,000 in continuing engineering costs, $199,000 in telephone costs, and $51,000 in travel expenses. Planned investment in our support organization to accommodate the application service provider agreement signed with US Oncology and continued development of our direct international support presence for the three months ended December 31, 2002 contributed to the decline in our gross margin associated with maintenance and services. During the three months ended December 31, 2002, we deferred $46,000 in direct incremental travel expenses associated with software installation and training trips compared to the recognition of an additional $39,000 during the same period in fiscal 2002. We expect to recognize the deferred travel expenses once the associated product revenues are recognized.

Research and Development. Research and development expenses increased 23.1% to $2.1 million for the three months ended December 31, 2002 from $1.7 million for the same period in 2001. As a percentage of total net sales, research and development expenses decreased to 18.9% for the three months ended December 31, 2002 from 19.5% for the same period in 2001. Additional engineering headcount and the associated personnel expenses were the primary factors for the increase in absolute dollars. The decrease as a percentage of total net sales in the three months ended December 31, 2002 was due to increased net sales relative to research and development expenses.

Sales and Marketing. Sales and marketing expenses increased 11.0% to $3.2 million for the three months ended December 31, 2002 from $2.8 million for the same period in 2001. As a percentage of total net sales, sales and marketing expenses decreased to 28.3% for the three months ended December 31, 2002 from 32.3% for the same period in 2001. The increase in expenses related to $214,000 in commissions due to higher sales, $136,000 in employee related costs, $78,000 in travel expenses, $20,000 in telephone costs and $14,000 in trade show expenses offset by a $105,000 reduction in outside services for marketing communications. The decrease as a percentage of total net sales in the three months ended December 31, 2002 was due to increased net sales relative to sales and marketing expenses. During the three months ended December 31, 2002, we deferred $12,000 in direct incremental commission expenses compared to the recognition of an additional $13,000 of commission expense during the same period in fiscal 2002. We expect to recognize the deferred commission expenses once the associated product revenues are recognized.

General and Administrative. General and administrative expenses increased 39.0% to $1.1 million for the three months ended December 31, 2002 from $800,000 for the same period in 2001. As a percentage of total net sales, general and administrative expenses increased to 10.0% for the three months ended December 31, 2002 from 9.1% for the same period in 2001. The increase in absolute dollars was primarily due to increases in employee related expenses of $134,000, travel costs of $78,000, business insurance premiums of $62,000 and depreciation costs of $26,000.

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

Operating Income. Operating income increased 27.5% to $979,000 for the three months ended December 31, 2002 from $768,000 for the same period in 2001. Operating income increased due to the higher rate of increase in net sales relative to the rate of increase in operating expenses.

Interest and Other Income, Net. Interest and other income, net decreased 28.7% to $77,000 for the three months ended December 31, 2002 from $108,000 for the same period in 2001. The decline is related to lower interest income from investments in short and long-term marketable securities resulting from lower interest rates in the 2002 period.

Income Taxes. Our effective tax rate was 34.9% for the three months ended December 31, 2002 and 34.6% for the same period in 2001. The increase in absolute dollars was primarily due to higher operating income.

Accretion of Redeemable Convertible Preferred Stock. Historically, each reporting period, the carrying value of the redeemable convertible preferred stock has been increased by periodic accretions, using the effective interest method, so that the carrying amount would equal the redemption value at the redemption date. These increases were effected through charges against retained earnings (accumulated deficit). Several factors have influenced our determination of the value of the redeemable convertible preferred stock. These factors included plans for the initial public offering, the performance of our business, changes in our business model and significant product introductions, current market conditions and the performance of the stock price of our comparable companies. During the three months ended December 31, 2002, we recorded accretion charges of $2.2 million, representing the increase in the redemption value of the Series A redeemable convertible preferred stock in the period after our fiscal year end and immediately leading up to the initial public offering, compared to $1.8 million for the corresponding three month period in the prior year. Upon the closing of our initial public offering in November 2002, all shares of our redeemable convertible preferred stock automatically converted into an equal number of shares of common stock. Therefore, we will not incur accretion charges related to the Series A redeemable convertible preferred stock in future reporting periods.

Backlog

Our backlog is comprised of customer deposits, deferred software license revenue, other deferred revenue and unearned revenue. Customer deposits represent required deposits paid by our customers when they place orders. These deposits are held as a liability until revenue recognition. Deferred software license revenue represents the revenues on installed, accepted and invoiced products that we cannot yet recognize because the products installed were only a subset of the products outlined in a multiple element arrangement for which we do not have VSOE of the fair value on all of the undelivered elements. The amounts classified as deferred software license revenue will be recognized as revenue once we establish VSOE of the fair value on the remaining undelivered elements, the remaining elements for which VSOE of the fair value does not exist have been installed and accepted or the remaining elements for which VSOE of the fair value does not exist have been canceled, whichever occurs first. Other deferred revenue represents maintenance and support services and term licenses which are generally recognized ratably over the support period and license term, respectively. Unearned revenue represents the value of products ordered but not installed or accepted in excess of the contract deposit. Orders are recognized only once we have received a signed purchase and license agreement, an authorized purchase order and a deposit check. Therefore, amounts in our sales pipeline that have not met all three order recognition criteria are not included in our backlog.

The components of backlog as of December 31, 2002 and 2001 are as follows (amounts in thousands):

	December 31,
	2002	2001
	(Restated)
	(See Note 6)
Customer deposits	$10,135	$7,778
Deferred software license revenue	9,229	4,245
Other deferred revenue	10,735	7,814
Unearned revenue	21,724	13,375

Total backlog	$51,823	$33,212

Of the total $51.8 million of backlog at December 31, 2002, we expect to recognize approximately $47.3 million of our backlog during the twelve months following December 31, 2002 with the remaining portion to be completed in subsequent periods. We cannot assure you that contracts included in backlog will generate the specified revenues or that these revenues will be fully recognized within the specified time periods.

Deferred revenue increased $7.9 million to $20.0 million for the twelve months ended December 31, 2002 from $12.1 million at December 31, 2001. Of the $7.9 million increase, deferred software license revenue and the related deferred maintenance and support contributed $5.7 million. This increase was comprised of $3.9 million of new installations in oncology, $1.4 million in imaging systems and $419,000 in new products to existing customers. The remaining $2.2 million was associated with other deferred revenue related to term licenses and post contract maintenance and support.

Seasonality

After giving effect to the restatement, we continue to experience a seasonal pattern in our revenues, with our first quarter typically having the lowest revenues followed by increasing revenue growth in the subsequent quarters of our fiscal year. Although our seasonality is less pronounced after the restatement, we believe the seasonality of our revenue continues to be influenced by the year end of many of our customers’ budgetary cycles. As much of the labor and indirect expense associated with software systems for which revenue has been deferred are not matched with the subsequent revenue recognition, net income does not display a clear and predictable seasonal pattern.

In addition, the implementation of a significant contract previously included in backlog, or a contract intended to be installed in a phased manner over a longer than average time period, could generate a large increase in revenue and net income for any given quarter or fiscal year, which may prove unusual when compared to changes in revenue and net income in other periods. Furthermore, we typically experience long sales cycles for new customers, which may extend over several quarters before a sale is consummated and a customer implementation occurs. As a result, we believe that quarterly results of operations will continue to fluctuate and that quarterly results may not be indicative of future periods. The timing of revenues is influenced by a number of factors, including the timing of individual orders, customer implementations and seasonal customer buying patterns.

Liquidity and Capital Resources

We have financed our operations since inception primarily through cash from operating activities, a $4.0 million private placement of equity in 1996 and in November 2002, we received net proceeds of $24.4 million from our initial public offering of common stock. Cash, cash equivalents and available-for-sale securities were $49.9 million at December 31, 2002.

During the three months ended December 31, 2002, net cash used in operating activities was $915,000 compared to net cash provided by operating activities of $1.6 million for the same period in 2001. Cash used in operations during the three months ended December 31, 2002 was primarily attributable to an increase in the accounts receivable balance and to decreases in the accrued liabilities and income taxes payable balances. These uses of cash were partially offset by an increase in deferred revenues, net income after non-cash adjustments for depreciation and amortization and a decrease in the prepaid expenses and other current assets balance. Cash provided by operating activities during the three months ended December 31, 2001 was primarily attributable to net income after adjustment for non-cash charges relating to depreciation and amortization. A decrease in the accounts receivable balance and increases in the customer deposits and deferred revenue balances also contributed to cash provided by operating activities. Total cash provided by cash from operations was offset in part by decreases in accrued liabilities and accounts payable and an increase in accounts receivable.

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

Fiscal Year	Property Leases	Operating Leases	Telecommunications Contracts	Total Future Obligations
2003	$1,582,000	$43,000	$638,000	$2,263,000
2004	2,105,000	49,000	1,204,000	3,358,000
2005	2,145,000	23,000	1,200,000	3,368,000
2006	1,900,000	4,000	1,200,000	3,104,000
2007	804,000	—	930,000	1,734,000

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

Item 4. Controls and Procedures

a. Evaluation Of Disclosure Controls And Procedures.

Joseph Jachinowski, our Chief Executive Officer, and Kendra Borrego, our Chief Financial Officer, conducted an evaluation of the effectiveness of IMPAC’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2002. Based upon their evaluation, they each found the Company’s disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports that IMPAC files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that information required to be disclosed is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

As described in Note 6 of the notes to the condensed consolidated financial statements included in Part I – Item of this Form 10-Q/A, subsequent to the issuance of IMPAC’s consolidated financial statements for the quarter ended December 31, 2002, our management determined to restate our consolidated financial statements as of and for the quarters ended December 31, 2002 and 2001, to shift some previously recognized revenues to later quarters or to defer recorded revenues and recognize them in periods subsequent to December 31, 2002.

In connection with restating our financial statements as provided in this report, our Chief Executive Officer and Chief Financial Officer, with the participation of other management, re-evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and as of the date of this report. During the restatement, our independent auditors, PricewaterhouseCoopers LLP, advised management and the Audit Committee that it noted certain matters regarding software revenue recognition practices during the periods under review that it considered to be material weaknesses. As part of the re-evaluation, we have conducted an extensive internal review of our revenue recognition practices for all periods for which financial statements are included in this report. Among other things, this involved the review of each of the over 1,500 customer contracts entered into since October 1, 1999.

Based on the re-evaluation by our Chief Executive Officer and Chief Financial Officer, they concluded that, as of the end of the period covered by this report, there were deficiencies in our disclosure controls and procedures.

As part of our disclosure controls and procedures over the selection and application of accounting principles, in particular software revenue recognition under SOP 97-2, our accounting officers independently reviewed SOP 97-2 together with other accounting literature, consulted with our independent auditing firm regarding revenue recognition and accounting developments, attended continuing education courses for the accounting profession and reviewed various accounting journals and other literature with respect to the existence of new accounting pronouncements and their application to IMPAC.

These controls and procedures were found to be deficient in identifying the accounting issues which are the subject of the restatement. Specifically, the controls and procedures did not result in (i) our proper understanding of the application of SOP 97-2 for multiple element contracts, (ii) the identification of an improper usage of a retroactive acceptance clause resulting in revenue being recognized in the incorrect period and (iii) the deferral of 12% of the current list price of the software rather than 12% of the net purchase price.

In response to the matters identified, we have taken steps to strengthen control processes and procedures to identify, rectify and prevent the recurrence of the circumstances that resulted in our determination to restate prior period financial statements. We intend to correct the identified weaknesses in our disclosure controls and procedures that led to the restatement by taking the following steps, among others:

•	Initiating a search for an in-house finance person with extensive software revenue recognition experience, including the application of SOP 97-2.

•	Establishing a procedure for conducting internal training sessions for affected employees on applicable policies and procedures and providing opportunities for accounting personnel to attend external training and continuing education programs.

•	Supplementing our revenue recognition policy to include a clearly understandable summary of key elements of the policy to better ensure broader understanding of the policy among our personnel.

•	Documenting the review of revenue transactions prior to recognizing revenue, including how each of the four criteria for revenue recognition (i.e. persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable) has been met, and requiring that this documentation be reviewed and approved by a responsible person prior to recording revenue.

•	Establishing procedures to perform an on-going analysis of the VSOE of maintenance to support the fair value of maintenance to be used in deferring the fair value from multiple element arrangements.

•	Corresponding with accounting professionals, including but not limited to our independent auditing firm, to ascertain any changes in application of Generally Accepted Accounting Principles (GAAP).

•	Reviewing the Financial Accounting Standards Board’s (FASB) and American Institute of Certified Public Accountants’ websites and any available information to acknowledge, review and interpret any applicable accounting changes, including changes relating to software revenue recognition.

We believe these changes to our system of internal controls and our disclosure controls and procedures will be adequate to provide reasonable assurance that the objectives of these control systems will be met. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

b. Changes in Internal Controls.

There were none.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of IMPAC Medical Systems, Inc.*

3.2	Amended and Restated Bylaws of IMPAC Medical Systems, Inc.*

31.1	Certification of Principal Executive Officer Pursuant to Section 302.

31.2	Certification of Principal Financial Officer Pursuant to Section 302.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Previously filed.

(b)	Reports on Form 8-K

There were no reports on form 8-K filed during the three-month period ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

IMPAC MEDICAL SYSTEMS, INC.
Registrant

Dated: April 16, 2004

/s/ JOSEPH K. JACHINOWSKI
Joseph K. Jachinowski
Chairman of the Board, President and
Chief Executive Officer

/s/ KENDRA A. BORREGO
Kendra A. Borrego
Chief Financial Officer