Form 10-Q/A
period 2003-03-31
IMPAC MEDICAL SYSTEMS INC
filed 2004-04-16
CIK 1026448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of IMPAC Medical Systems, Inc. (the “Company”) for the quarter ended March 31, 2003 is to restate our consolidated financial statements at and for the three and six months ended March 31, 2003 and 2002, and related disclosures, including the selected financial data included herein as of and for the three and six months ended March 31, 2003 and 2002.

Generally, no attempt has been made in this Amendment No. 1 to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A generally does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on April 25, 2003. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

•	Part I – Item 1 – Condensed Consolidated Financial Statements;

•	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part I – Item 4 – Controls and Procedures; and

•	Part II – Item 6 – Exhibits Reports on Form 8-K.

Our Chief Executive Officer and Chief Financial Officer have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

We have restated our financial results for the three and six months ended March 31, 2003 and 2002 to conform certain of our revenue recognition policies to Statement of Position (SOP) 97-2 “Software Revenue Recognition.” As a result of the restatement, some previously recognized revenues have been shifted to later quarters and others have been reclassified to deferred revenue and will be recognized in periods subsequent to March 31, 2003 in accordance with SOP 97-2. The restatement does not impact previously reported total cash flows from operations. As a result of the impact of changes in the timing of revenue recognition, net sales decreased by $2.6 million and $2.3 million in the three months ended March 31, 2003 and 2002, respectively, and by $3.7 million and $2.1 million in the six months ended March 31, 2003 and 2002, respectively, with corresponding increases in deferred revenue. We also deferred the recognition of the related direct incremental commission expense and certain direct incremental travel expenses associated with installations at customer sites as well as the federal income tax provision (benefit) and allowance for doubtful accounts. Net income decreased by $1.4 million and $1.3 million in the three months ended March 31, 2003 and 2002, respectively, and by $2.0 million and $1.2 million in the six months ended March 31, 2003 and 2002, respectively.

Additional detail regarding the restatement is included in Note 7 of the Notes to the Condensed Consolidated Financial Statements included in Part I – Item 1 of this Amendment No. 1 on Form 10-Q/A.

i

ii

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

iii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2003	September 30, 2002
(In thousands)	(Restated)
	(See Note 7)
Assets
Current assets:
Cash and cash equivalents	$48,227	$23,432
Available-for-sale securities	458	385
Accounts receivable, net	12,555	8,086
Inventories	64	86
Deferred income taxes, net	5,354	4,098
Income tax refund receivable	685	686
Prepaid expenses and other current assets	4,296	4,316

Total current assets	71,639	41,089

Available-for-sale securities	3,265	3,156
Property and equipment, net	3,565	3,379
Deferred income taxes	864	864
Goodwill and other intangible assets, net	1,704	1,892
Other assets	529	341

Total assets	$81,566	$50,721

Liabilities, Redeemable Convertible Preferred Stock, Common Stock Subject to Rescission Rights and Stockholders’ Equity
Current liabilities:
Customer deposits	$9,585	$9,829
Accounts payable	976	872
Accrued liabilities	3,197	3,252
Income taxes payable	998	1,950
Deferred revenue	23,384	18,043
Capital lease obligations	69	65

Total current liabilities	38,209	34,011

Customer deposits	92	92
Capital lease obligations, non-current	79	114

Total liabilities	38,380	34,217

Redeemable convertible preferred stock	—	14,489

Common stock subject to rescission rights	98	—

Stockholders’ equity:
Preferred stock	—	—
Common stock	9	6
Additional paid-in capital	42,748	1,144
Accumulated other comprehensive loss	(20)	(1)
Retained earnings	351	866

Total stockholders’ equity	43,088	2,015

Total liabilities, redeemable convertible preferred stock, common stock subject to rescission rights and stockholders’ equity	$81,566	$50,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands, except per share data)	2003	2002	2003	2002
	(Restated) (See Note 7)		(Restated) (See Note 7)
Sales:
Software license and other, net	$7,818	$6,176	$14,525	$11,536
Maintenance and services	4,872	3,376	9,325	6,825

Total net sales	12,690	9,552	23,850	18,361
Cost of sales:
Software license and other, net	2,363	1,907	4,357	3,645
Maintenance and services	1,674	950	3,375	1,798

Total cost of sales	4,037	2,857	7,732	5,443

Gross profit	8,653	6,695	16,118	12,918

Operating expenses:
Research and development	2,358	2,019	4,470	3,735
Sales and marketing	3,324	2,961	6,485	5,810
General and administrative	1,428	1,178	2,539	1,977
Amortization of intangible assets	103	130	205	221

Total operating expenses	7,213	6,288	13,699	11,743

Operating income	1,440	407	2,419	1,175
Interest expense	(5)	(7)	(11)	(14)
Interest and other income	143	89	226	204

Income before provision for income taxes	1,578	489	2,634	1,365
Provision for income taxes	(551)	(169)	(920)	(472)

Net income	1,027	320	1,714	893
Accretion of redeemable convertible preferred stock	—	(3,178)	(2,229)	(4,982)

Net income (loss) available for common stockholders	$1,027	$(2,858)	$(515)	$(4,089)

Net income (loss) per common share:
Basic	$0.11	$(0.47)	$(0.06)	$(0.68)

Diluted	$0.10	$(0.47)	$(0.06)	$(0.68)

Weighted-average shares used in computing net income (loss) per common share:
Basic	9,340	6,027	8,394	6,026

Diluted	9,913	6,027	8,394	6,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2003	2002
(In thousands)	(Restated) (see Note 7)
Cash flows from operating activities:
Net income	$1,714	$893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	811	698
Amortization of goodwill and other intangible assets	205	220
Provision for doubtful accounts	64	46
Deferred income taxes	—	51
Loss on disposal of property and equipment	101	—
Gain from sale of investment	—	(8)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,550)	(1,080)
Inventories	21	—
Prepaid expenses and other current assets	24	(516)
Other assets	(190)	(2)
Customer deposits	(244)	639
Accounts payable	106	24
Accrued liabilities	(55)	(513)
Income tax payable/refund receivable	(2,217)	(438)
Deferred revenue	5,357	3,344

Net cash provided by operating activities	1,147	3,358

Cash flows from investing activities:
Acquisition of property and equipment	(1,149)	(560)
Proceeds from disposal of property and equipment	51	—
Payments for MC2 acquisition, net	—	(500)
Proceeds from sale of investment	—	44
Purchases of available-for-sale securities	(16,634)	(4,271)
Proceeds from sales of available-for-sale securities	16,387	3,790
Proceeds from maturities of available-for-sale securities	66	480

Net cash used in investing activities	(1,279)	(1,017)

Cash flows from financing activities:
Principal payments on capital leases	(31)	(28)
Proceeds from the issuance of common stock, net	24,986	38
Repurchase of common stock	—	(21)

Net cash provided by (used in) financing activities	24,955	(11)

Net increase in cash and cash equivalents	24,823	2,330
Effect of exchange rates on cash	(28)	—
Cash and cash equivalents at beginning of period	23,432	12,456

Cash and cash equivalents at end of period	$48,227	$14,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – Basis of Presentation

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

NOTE 2 – Initial Public Offering

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

NOTE 3 – Significant Accounting Policies

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

For comparative purposes, the following table illustrates the Company’s net income (loss) available for common stockholders adjusted to exclude goodwill and acquired workforce amortization expense as if amortization had ceased October 1, 2001 (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
	(Restated) (See Note 7)		(Restated) (See Note 7)
Net income (loss) available for common stockholders as reported	$1,027	$(2,858)	$(515)	$(4,089)
Amortization of goodwill	—	54	—	69

Adjusted net income (loss) available for common stockholders	$1,027	$(2,804)	$(515)	$(4,020)

Net income (loss) per common share, basic
As reported	$0.11	$(0.47)	$(0.06)	$(0.68)

As adjusted	$0.11	$(0.47)	$(0.06)	$(0.67)

Net income (loss) per common share, diluted
As reported	$0.10	$(0.47)	$(0.06)	$(0.68)

As adjusted	$0.10	$(0.47)	$(0.06)	$(0.67)

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

Had compensation costs been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s total stock-based compensation cost, pro forma net loss attributable to common stockholders and pro forma net loss per common share, basic and diluted, would have been as follows (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
	(Restated) (See Note 7)		(Restated) (See Note 7)
Net income (loss) available for common stockholders as reported	$1,027	$(2,858)	$(515)	$(4,089)
Less stock-based compensation cost under a fair value method	(165)	(42)	(330)	(86)

Pro forma net income (loss) available for common stockholders	$(862)	$(2,900)	$(845)	$(4,175)

Net income (loss) per common share, basic
As reported	$0.11	$(0.47)	$(0.06)	$(0.68)

Pro forma	$0.09	$(0.48)	$(0.10)	$(0.69)

Net income (loss) per common share, diluted
As reported	$0.10	$(0.47)	$(0.06)	$(0.68)

Pro forma	$0.09	$(0.48)	$(0.10)	$(0.69)

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

	Unrealized gains (losses) on securities	Foreign currency translation adjustments	Accumulated other comprehensive loss
Balances, October 1, 2002	$(1)	$—	$(1)
Change during the three months ended December 31, 2002	5	(6)	(1)
Change during the three months ended March 31, 2003	(5)	(13)	(18)

Balances, March 31, 2003	$(1)	$(19)	$(20)

During the three and six months ended March 31, 2003, the total comprehensive net income (loss), comprised of net income (loss) available for common stockholders and accumulated other comprehensive loss, was $1,009,000 and $(534,000) respectively.

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

A reconciliation of the numerator and denominator used in the basic and diluted net loss per share follows (in thousands).

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
	(Restated) (See Note 7)		(Restated) (See Note 7)
Numerator:
Net income	$1,027	$320	$1,714	$893
Accretion of redeemable convertible preferred stock	—	(3,178)	(2,229)	(4,982)

Net income (loss) available for common stockholders	$1,027	$(2,858)	$(515)	$(4,089)

Denominator:
Weighted average shares used in computing basic net income (loss) per common share	9,340	6,027	8,394	6,026
Dilutive effect of options to purchase shares	573	—	—	—

Weighted average shares used in computing diluted net income (loss) per common share	9,913	6,027	8,394	6,026

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

NOTE 4 – Commitments

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

NOTE 5 – Common Stock Subject to Rescission Rights

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

NOTE 6 – Stockholders’ Equity

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

NOTE 7 – Restatement of Financial Statements

The Company adopted Statement of Position (SOP) 97-2 “Software Revenue Recognition” which became effective for the Company in October 1999 for the purposes of revenue recognition. Subsequent to filing the Form 10-Q for the quarter ended March 31, 2003, management determined that the Company had recognized revenue for certain transactions prematurely. Accordingly, the Company has restated its financial statements for the three and six months ended March 31, 2003 and 2002 to shift some previously recognized revenues to later quarters and to defer other previously recorded revenues to periods subsequent to March 31, 2003.

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

As a result of the impact of changes in the timing of revenue recognition, net sales decreased by $2.6 million and $2.3 million in the three months ended March 31, 2003 and 2002, respectively, and by $3.7 million and $2.1 million in the six months ended March 31, 2003 and 2002, respectively, with a corresponding increase in deferred revenue. The Company also deferred the recognition of the related direct incremental commission expense and certain direct incremental travel expenses associated with revenue now being deferred until the related revenue is recognized and considered the deferred revenue in the determination of its allowance for doubtful accounts. The Company also revised its provision for income taxes for the effect of these matters.

As a result, the accompanying condensed consolidated financial statements have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	2003		2002		2003		2002
	As Reported	Restated	As Reported	Restated	As Reported	Restated	As Reported	Restated
	(in thousands except per share data)
Consolidated Statement of Operations Data:
Net sales	$15,338	$12,690	$11,820	$9,552	$27,546	$23,850	$20,436	$18,361
Gross profit	11,126	8,653	8,834	6,695	19,593	16,118	14,903	12,918
Operating income	3,716	1,440	2,436	407	5,665	2,419	3,084	1,175
Net income	2,428	1,027	1,586	320	3,704	1,714	2,063	893
Net income (loss) available to common stockholders	2,428	1,027	(1,592)	(2,858)	1,475	(515)	(2,919)	(4,089)
Net income (loss) per common share:
Basic	$0.26	$0.11	$(0.26)	$(0.47)	$0.18	$(0.06)	$(0.48)	$(0.68)

Diluted	$0.24	$0.10	$(0.26)	$(0.47)	$0.16	$(0.06)	$(0.48)	$(0.68)

	As of March 31, 2003		As of September 30, 2002
	As Reported	Restated	As Reported	Restated
	(in thousands)
Consolidated Balance Sheet Data:
Allowance for doubtful accounts	$706	$288	$520	$224
Prepaid expenses and other current assets	2,934	4,296	3,281	4,316
Deferred income taxes, net	1,576	6,218	1,576	4,962
Deferred revenue	9,839	23,384	8,194	18,043
Retained earnings	7,474	351	5,999	866

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes appearing in our Form 10K/A for the fiscal year ended September 30, 2003. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth elsewhere in this Form 10-Q/A.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the effects of the restatement of our condensed consolidated financial statements for the three and six months ended March 31, 2002 and 2003, as discussed in Note 7 to the condensed consolidated financial statements.

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

Net Sales and Revenue Recognition

We sell our products directly throughout the world and primarily in North America, Europe and the Pacific Rim countries. In addition, we use non-exclusive distributors to augment our direct sales efforts. Sales through distributors represented 7.5% and 8.7% of our total net sales in the three and six months ended March 31, 2003, respectively, and 12.5% and 13.9% for the same periods in fiscal 2002, respectively, all of which were sold through Siemens Medical Systems, Inc. The decline in distributor sales as a percentage of net sales is primarily attributable to a higher growth rate in our direct sales. We have signed agreements with other distributors, which have not yet generated sales. Revenues from the sale of our products and services outside the United States accounted for 5.6% and 5.9% of our net sales in the three and six months ended March 31, 2003, respectively, and 7.8% and 9.3% of our net sales for the same periods in fiscal 2002, respectively. The decline in international sales as a percentage of net sales is primarily attributable to a higher growth rate in our domestic sales.

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

The decision to implement, replace, expand or substantially modify an information system is a significant commitment for healthcare organizations. In addition, our systems typically require significant capital expenditures by the customer. Consequently, we experience long sales and implementation cycles. The sales cycle for our systems ranges from six to twenty-four months or more from initial contact to contract execution. Our implementation cycle generally ranges from three to nine months from contract execution to completion of implementation. In addition to the core system, approximately one-third of our customers purchase additional product modules along with the core system that they intend to implement over a period of time greater than beyond the typical implementation cycle of three to nine months.

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

We recognize revenue once software products have been installed, accepted and are in clinical use at the customer site. When a customer accepts only a subset of the products outlined in a multiple-element purchase and license agreement and we have not established vendor specific objective evidence, or VSOE, of the fair value of the undelivered elements, we invoice the customer for the accepted products and record the transaction as deferred software license revenue. We recognize the deferred revenue when all elements in a multiple-element arrangement have been accepted, VSOE of the fair value is established on the remaining undelivered elements, or the undelivered elements for which VSOE of the fair value does not exist have been canceled, whichever occurs first.

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

We recognize revenue from third-party products and related configuration and installation services sold with our licensed software upon acceptance by the customer. We recognize revenue from third-party products sold separately from our licensed software upon delivery. Third-party products represented 5.4% and 4.9% of our total net sales in the three and six months ended March 31, 2003, respectively, and 6.0% and 4.5% for the same period in fiscal 2002, respectively. The increase in third-party sales as a percentage of net sales is attributable to a higher growth rate in our third-party product sales.

We recognize distributor related revenues upon the receipt of a completed purchase order and the related customer information needed to generate software registration keys, which allow us to distribute the software to the end user and satisfy our regulatory information tracking requirements. We provide maintenance and support to our primary distributor. The distributor’s cost of the first year’s support is included in the transfer fee. Renewal support is purchased for 5% of the transfer price. For software licenses sold to their customers, we defer the distributor’s first year post-contract support, based on the renewal rate, and recognize that portion of the revenue ratably over the support period. We invoice renewal maintenance and support annually to our distributor at the beginning of each fiscal year and recognize the revenue ratably over the applicable twelve-month period.

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

Restatement of Financial Statements

We adopted Statement of Position (SOP) 97-2 “Software Revenue Recognition” which became effective for us in October 1999 for the purposes of revenue recognition. Subsequent to filing the Form 10-Q for the quarter ended March 31, 2003, management determined that we recognized revenue for certain transactions prematurely. Accordingly we have restated our financial statements for the three and six months ended March 31, 2002 and 2003 to shift some previously recognized revenues to later quarters and to defer other previously recorded revenues to periods subsequent to March 31, 2003.

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

Second, we recognized revenue as of the date of first clinical use, unless a customer objected in writing within five business days after first clinical use. We have now determined that formal acceptance could not have occurred without the passage of five days, and, hence, we must adjust the date of revenue recognition of delivered and accepted products forward five business days from the date of first clinical use.

Third, we recognized revenue for maintenance and support of perpetually licensed software products during the first year by deferring 12% of the purchase price and recognizing this amount over the 12 months following the customer’s acceptance. We have now determined that we should have deferred 12% of the current list price rather than purchase price.

Details regarding the restatement are discussed further in Note 7 to the condensed consolidated financial statements.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
	(Restated) (See Note 7)		(Restated) (See Note 7)
Sales:
Software license and other, net	61.6%	64.7%	60.9%	62.8%
Maintenance and services	38.4	35.3	39.1	37.2

Total net sales	100.0	100.0	100.0	100.0

Cost of sales:
Software license and other, net	18.6	20.0	18.3	19.8
Maintenance and services	13.2	9.9	14.2	9.8

Total cost of sales	31.8	29.9	32.5	29.6

Gross profit	68.2	70.1	67.5	70.4

Operating expenses:
Research and development	18.6	21.1	18.7	20.4
Sales and marketing	26.1	31.0	27.2	31.6
General and administrative	11.3	12.3	10.6	10.8
Amortization of intangible assets	0.8	1.4	0.9	1.2

Total operating expenses	56.8	65.8	57.4	64.0

Operating income	11.4	4.3	10.1	6.4
Interest and other income, net	1.0	0.8	0.9	1.0

Income before provision for income taxes	12.4	5.1	11.0	7.4
Provision for income taxes	(4.3)	(1.7)	(3.9)	(2.5)

Net income	8.1%	3.4%	7.2%	4.9%

Comparison of Three Months Ended March 31, 2003 and 2002

Net Sales. Net sales increased 32.9% to $12.7 million in the three months ended March 31, 2003 from $9.6 million for the same period in fiscal 2002. Net software related sales increased 26.6% to $7.8 million in the three months ended March 31, 2003 from $6.2 million for the same period in fiscal 2002. Sales of additional new products in oncology accounted for $931,000 of the $1.6 million increase, sales of imaging systems accounted for $799,000, and the remaining increase is attributed to new sales in registry and laboratory software. Maintenance and services sales also increased 44.3% to $4.9 million for the three months ended March 31, 2003 from $3.4 million for the same period in fiscal 2002. Maintenance and support contracts contributed $1.3 million of the $1.5 million increase and additional training and installation contributed $114,000. Our continued high customer retention on maintenance and support contracts, the general price increase, and expansion of our service offerings all contributed to the growth of maintenance and services as a percentage of net sales. For a discussion of Deferred Revenue, see Backlog below.

Cost of Sales. Total cost of sales increased 41.3% to $4.0 million for the three months ended March 31, 2003 from $2.8 million for the same period in fiscal 2002. Our gross margin decreased to 68.2% for the three months ended March 31, 2003 from 70.1% for the same period in fiscal 2002. Cost of sales relating to net software sales increased 23.9% to $2.4 million for the three months ended March 31, 2003 from $1.9 million for the same period in fiscal 2002. Our gross margin associated with net software sales increased slightly at 69.8% for the three months ended March 31, 2003 compared to 69.1% for the same period in fiscal 2002. The increase in expenses was related to $278,000 in employee costs and $153,000 in supplies and materials. Cost of sales relating to maintenance and services increased 76.2% to $1.7 million for the three months ended March 31, 2003 from $950,000 for the same period in fiscal 2002. Our gross margin associated with maintenance and services decreased to 65.6% for the three months ended March 31, 2003 from 71.9% for the same period in fiscal 2002. The increase in expenses of $724,000 was related to $296,000 in employee related expenses, $201,000 in telecommunication costs associated with our data center operations, $149,000 in continuing engineering costs, and $57,000 in travel expenses. Planned investment in our support organization to accommodate the application service provider agreement signed with US Oncology and continued development of our direct international support presence for the three months ended March 31, 2003 contributed to the decline in our gross margin associated with maintenance and services. During the three months ended March 31, 2003, we deferred $174,000 in direct incremental travel expenses associated with software installation and training trips compared to $128,000 during the same period in fiscal 2002. We expect to recognize the deferred travel expenses once the associated product revenues are recognized.

Research and Development. Research and development expenses increased 16.8% to $2.4 million for the three months ended March 31, 2003 from $2.0 million for the same period in fiscal 2002. As a percentage of total net sales, research and development expenses decreased to 18.6% for the three months ended March 31, 2003 from 21.1% for the same period in fiscal 2002. Additional engineering headcount and the associated personnel expenses were the primary factors for the increase in absolute dollars. The decrease as a percentage of total net sales in the three months ended March 31, 2003 was due to increased net sales relative to research and development expenses.

Sales and Marketing. Sales and marketing expenses increased 12.3% to $3.3 million for the three months ended March 31, 2003 from $3.0 million for the same period in fiscal 2002. As a percentage of total net sales, sales and marketing expenses decreased to 26.2% for the three months ended March 31, 2003 from 31.0% for the same period in fiscal 2002. The increase in expenses related to $166,000 in travel expenses, $137,000 in employee related costs, $85,000 in commission expense, $16,000 in advertising expense, and $7,000 in telephone costs partially offset by a $24,000 reduction in outside services for marketing communications and a $19,000 reduction in sponsorships. The decrease as a percentage of total net sales in the three months ended March 31, 2003 was due to increased net sales relative to sales and marketing expenses. During the three months ended March 31, 2003, we deferred $93,000 in direct incremental commission expenses compared to $136,000 during the same period in fiscal 2002. We expect to recognize the deferred commission expenses once the associated product revenues are recognized.

General and Administrative. General and administrative expenses increased 21.2% to $1.4 million for the three months ended March 31, 2003 from $1.2 million for the same period in fiscal 2002. As a percentage of total net sales, general and administrative expenses decreased to 11.3% for the three months ended March 31, 2003 from 12.3% for the same period in fiscal 2002. The increase in absolute dollars was primarily due to increases in business insurance premiums of $161,000, an increase in our allowance for doubtful accounts of $136,000, an increase in outside professional service fees of $64,000 and regulatory fees of $17,000 offset by a decrease in travel expenses of $20,000, a decrease in telephone expenses of $6,000 and a decrease in maintenance expenses of $3,000. The increase in the allowance for doubtful accounts was related to the overall increase in our accounts receivable balance at March 31, 2003.

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

Operating Income. Operating income increased 253.8% to $1.4 million for the three months ended March 31, 2003 from $407,000 for the same period in fiscal 2002. Operating income increased significantly due to the higher rate of increase in net sales relative to the rate of increase in operating expenses.

Interest and Other Income, Net. Interest and other income, net increased 68.3% to $138,000 for the three months ended March 31, 2003 from $82,000 for the same period in fiscal 2002. The increase is primarily related to additional cash balances being invested from our public offering proceeds.

Income Taxes. Our effective tax rate was increased slightly to 34.9% during the three months ended March 31, 2003 from 34.6% during the same period in fiscal 2002. The increase in absolute dollars was due primarily to higher operating income.

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

Comparison of Six Months Ended March 31, 2003 and 2002

Net Sales. Net sales increased 29.9% to $23.8 million in the six months ended March 31, 2003 from $18.4 million for the same period in fiscal 2002. Net software related sales increased 25.9% to $14.5 million in the six months ended March 31, 2003 from $11.5 million for the same period in fiscal 2002. New system sales in oncology accounted for $1.1 million of the $3.0 million increase, sales of imaging systems accounted for $844,000 sales of additional new products in oncology accounted for $906,000, and the remaining increase was attributed to new sales in registry, urology and laboratory software. Maintenance and services also increased 36.6% to $9.3 million for the six months ended March 31, 2003 from $6.8 million for the same period in fiscal 2002. Maintenance and support contracts contributed $2.2 million of the $2.5 million increase and additional training and installation contributed $193,000. Our continued high customer retention on maintenance and support contracts, the general price increase, and expansion of our service offerings all contributed to the growth of maintenance and services as a percentage of net sales. For a discussion of Deferred Revenue, see Backlog below.

Cost of Sales. Total cost of sales increased 42.1% to $7.7 million for the six months ended March 31, 2003 from $5.4 million for the same period in fiscal 2002. Our gross margin decreased to 67.5% for the six months ended March 31, 2003 from 70.3% for the same period in fiscal 2002. Cost of sales relating to net software sales increased 19.5% to $4.4 million for the six months ended March 31, 2003 from $3.6 million for the same period in fiscal 2003. Our gross margin associated with net software sales increased to 70.0% for the six months ended March 31, 2003 from 68.4% for the same period in fiscal 2002. The increase in expenses related to $431,000 in employee costs and $264,000 in supplies and materials. The improvement in gross margins associated with net software sales relates to stronger demand for implementation of new systems during the six months ended March 31, 2003, a slight delay in recruiting qualified personnel, as well as efficiencies gained by organizational improvements during fiscal 2002. Cost of sales relating to maintenance and services increased 87.7% to $3.4 million for the six months ended March 31, 2003 from $1.8 million for the same period in fiscal 2002. Our gross margin associated with maintenance and services decreased to 63.8% for the six months ended March 31, 2003 from 73.7% for the same period in fiscal 2002. The increase in expenses was associated with $674,000 in employee related expenses, $350,000 in continuing engineering costs, $400,000 in telecommunication costs associated with our data center operations, $109,000 in travel expenses, and $43,000 in supplies. Planned investment in our support organization to accommodate the application service provider agreement signed with US Oncology and continued development of our direct international support presence for the six months ended March 31, 2003 contributed to the decline in our gross margin associated with maintenance and services. During the six months ended March 31, 2003, we deferred $221,000 in direct incremental travel expenses associated with software installation and training trips compared to $89,000 during the same period in fiscal 2002. We expect to recognize the deferred travel expenses once the associated product revenues are recognized.

Research and Development. Research and development expenses increased 19.7% to $4.5 million for the six months ended March 31, 2003 from $3.7 million for the same period in fiscal 2002. As a percentage of total net sales, research and development expenses decreased to 18.7% for the six months ended March 31, 2003 from 20.4%

for the same period in fiscal 2002. Additional engineering headcount and the associated personnel expenses were the primary factors for the increase in absolute dollars. The decrease as a percentage of total net sales in the six months ended March 31, 2003 was due to increased net sales relative to research and development expenses.

Sales and Marketing. Sales and marketing expenses increased 11.7% to $6.5 million for the six months ended March 31, 2003 from $5.8 million for the same period in fiscal 2002. As a percentage of total net sales, sales and marketing expenses decreased to 27.2% for the six months ended March 31, 2003 from 31.6% for the same period in fiscal 2002. The increase in expenses related to $299,000 in commissions due to higher sales, $272,000 in employee related costs, $244,000 in travel expenses, $27,000 in telephone costs and $14,000 in trade show expenses offset by a $129,000 reduction in outside services for marketing communications and $41,000 in sponsorships. The decrease as a percentage of total net sales in the six months ended March 31, 2003 was due to increased net sales relative to sales and marketing expenses, the cyclical nature of trade show spending and a slight delay in recruiting qualified sales staff. During the six months ended March 31, 2003, we deferred $105,000 in direct incremental commission expenses compared to $123,000 during the same period in fiscal 2002. We expect to recognize the deferred commission expenses once the associated product revenues are recognized.

General and Administrative. General and administrative expenses increased 28.3% to $2.5 million for the six months ended March 31, 2003 from $2.0 million for the same period in fiscal 2002. As a percentage of total net sales, general and administrative expenses decreased slightly to 10.6% for the six months ended March 31, 2003 from 10.8% for the same period in fiscal 2002. The increase in absolute dollars was primarily due to increases in business insurance premiums of $223,000, an increase in our allowance for doubtful accounts of $186,000, employee related expenses of $114,000, professional service fees of $75,000, travel expenses of $58,000, rent expense of $50,000, depreciation expense of $36,000, outside services of $27,000, and regulatory fees of $27,000. The increase in the allowance for doubtful accounts was related to the overall increase in our accounts receivable balance at March 31, 2003.

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

Operating Income. Operating income increased 105.9% to $2.4 million for the six months ended March 31, 2003 from $1.2 million for the same period in fiscal 2002. Operating income increased significantly due to the higher rate of increase in net sales relative to the rate of increase in operating expenses.

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

Income Taxes. Our effective tax rate was increased slightly to 34.9% during the six months ended March 31, 2003 from 34.6% during the same period in fiscal 2002. The increase in absolute dollars was due primarily to higher operating income.

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

The components of backlog as of March 31, 2003 and 2002 are as follows (amounts in thousands):

	March 31,
	2003	2002
	(Restated) (See Note 7)
Customer deposits	$9,677	$7,656
Deferred software license revenue	11,535	6,314
Other deferred revenue	11,849	8,548
Unearned revenue	20,288	12,750

Total backlog	$53,349	$35,268

Of the total $53.3 million of backlog at March 31, 2003, we expect to recognize approximately $50.0 million of our backlog during the twelve months following March 31, 2003 with the remaining portion to be completed in subsequent periods. We cannot assure you that contracts included in backlog will generate the specified revenues or that these revenues will be fully recognized within the specified time periods.

Deferred revenue increased $8.5 million to $23.4 million for the twelve months ended March 31, 2003 from $14.9 million at March 31, 2002. Of the $8.5 million increase, deferred software license revenue and the related deferred maintenance and support contributed $6.1 million. This increase was comprised of $3.5 million of new installations in oncology, $1.5 million in imaging systems and $529,000 in new products to existing customers. The remaining $2.5 million was associated with other deferred revenue related to term licenses and post contract maintenance and support.

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

Fiscal Year	Property Leases	Operating Leases	Telecommunications Contracts	Total Future Obligations
2003	$1,411	$31	$545	$1,987
2004	2,673	52	1,353	4,078
2005	2,713	27	1,232	3,972
2006	2,514	6	1,200	3,720
2007	1,011	—	930	1,941

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

Item 4. Controls and Procedures

a. Evaluation Of Disclosure Controls And Procedures.

Joseph Jachinowski, our Chief Executive Officer, and Kendra Borrego, our Chief Financial Officer, conducted an evaluation of the effectiveness of IMPAC’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2003. Based upon their evaluation, they each found the Company’s disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports that IMPAC files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that information required to be disclosed is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

As described in Note 7 of the notes to the condensed consolidated financial statements included in Part I – Item 1 of this Form 10-Q/A, subsequent to the issuance of IMPAC’s condensed consolidated financial statements for the quarter ended March 31, 2002, our management determined to restate our consolidated financial statements as of and for the quarters ended March 31, 2003 and 2002, to shift some previously recognized revenues to later quarters or to defer recorded revenues and recognize them in periods subsequent to March 31, 2003.

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

We believe changes to our system of internal controls and our disclosure controls and procedures will be adequate to provide reasonable assurance that the objectives of these control systems will be met. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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