Form 10-Q/A
period 2003-06-30
IMPAC MEDICAL SYSTEMS INC
filed 2004-04-16
CIK 1026448

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of IMPAC Medical Systems, Inc. (the “Company”) for the quarter ended June 30, 2003 is to restate our consolidated financial statements at and for the three and nine months ended June 30, 2003 and 2002, and related disclosures, including the selected financial data included herein as of and for the three and nine months ended June 30, 2003 and 2002.

Generally, no attempt has been made in this Amendment No. 1 to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A generally does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on August 5, 2003. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

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

We have restated our financial results for the three and nine months ended June 30, 2003 and 2002 to conform certain of our revenue recognition policies to Statement of Position (SOP) 97-2 “Software Revenue Recognition.” As a result of the restatement, some previously recognized revenues have been shifted to later quarters and others have been reclassified to deferred revenue and will be recognized in periods subsequent to June 30, 2003 in accordance with SOP 97-2. The restatement does not impact previously reported total cash flows from operations. As a result of the impact of changes in the timing of revenue recognition, net sales decreased by $865,000 and $1.2 million in the three months ended June 30, 2003 and 2002, respectively, and by $4.6 million and $3.3 million in the nine months ended June 30, 2003 and 2002, respectively, with corresponding increases in deferred revenue. We also revised the related direct incremental commission expense and certain direct incremental travel expenses associated with installations at customer sites as well as the federal income tax provision (benefit) and allowance for doubtful accounts. Net income decreased by $450,000 and $503,000 in the three months ended June 30, 2003 and 2002, respectively, and by $2.4 million and $1.7 million in the nine months ended June 30, 2003 and 2002, respectively.

Additional detail regarding the restatement is included in Note 7 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Amendment No. 1 on Form 10-Q/A.

i

ii

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

The statements contained in this Form 10-Q/A that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. Forward looking statements include statements regarding our business strategy, timing of, and plans for, the introduction of new products and enhancements, future sales, market growth and direction, competition, market share, revenue growth, operating margins and profitability. All forward looking statements included in this document are based upon information available to us as of the date hereof, and we assume no obligation to update any such forward looking statement. Actual results could differ materially from our current expectations. Factors that could cause or contribute to such differences include our ability to expand outside the radiation oncology market or expand into international markets, lost sales or lower sales prices due to competitive pressures, ability to integrate our products successfully with related products and systems in the medical services industry, reliance on distributors and manufacturers of oncology equipment to market our products, and other factors and risks discussed in the Company’s reports filed by the Company from time to time with the Securities and Exchange Commission.

iii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2003	September 30, 2002
(In thousands)	(Restated) (See Note 7)
Assets
Current assets:
Cash and cash equivalents	$57,602	$23,432
Available-for-sale securities	222	385
Accounts receivable, net	12,074	8,086
Inventories	84	86
Deferred income taxes, net	5,715	4,098
Income tax refund receivable	620	686
Prepaid expenses and other current assets	4,159	4,316

Total current assets	80,467	41,089

Available-for-sale securities	2,615	3,156
Property and equipment, net	3,782	3,379
Deferred income taxes	864	864
Goodwill and other intangible assets, net	1,642	1,892
Other assets	458	341

Total assets	$89,837	$50,721

Liabilities, Redeemable Convertible Preferred Stock, Common Stock Subject to Rescission Rights and Stockholders’ Equity
Current liabilities:
Customer deposits	$9,481	$9,829
Accounts payable	1,285	872
Accrued liabilities	2,756	3,252
Income taxes payable	2,048	1,950
Deferred revenue	24,876	18,043
Capital lease obligations	71	65

Total current liabilities	40,517	34,011

Customer deposits	114	92
Capital lease obligations, non-current	60	114

Total liabilities	40,691	34,217

Redeemable convertible preferred stock	—	14,489

Common stock subject to rescission rights	98	—

Stockholders’ equity:
Preferred stock	—	—
Common stock	10	6
Additional paid-in capital	46,765	1,144
Accumulated other comprehensive loss	(35)	(1)
Retained earnings	2,308	866

Total stockholders’ equity	49,048	2.105

Total liabilities, redeemable convertible preferred stock, common stock subject to rescission rights and stockholders’ equity	$89,837	$50,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
(In thousands, except per share data)	(Restated) (See Note 7)		(Restated) (See Note 7)
Sales:
Software license and other, net	$10,332	$7,035	$24,857	$18,571
Maintenance and services	5,118	3,924	14,443	10,749

Total net sales	15,450	10,959	39,300	29,320

Cost of sales:
Software license and other, net	2,806	1,945	7,163	5,590
Maintenance and services	1,919	1,128	5,294	2,926

Total cost of sales	4,725	3,073	12,457	8,516

Gross profit	10,725	7,886	26,843	20,804

Operating expenses:
Research and development	2,620	1,909	7,090	5,644
Sales and marketing	3,733	2,995	10,218	8,805
General and administrative	1,439	1,030	3,978	3,007
Write-off of purchased in-process research and development	—	116	—	116
Amortization of intangible assets	70	161	275	382

Total operating expenses	7,862	6,211	21,561	17,954

Operating income	2,863	1,675	5,282	2,850
Interest expense	(4)	(7)	(15)	(21)
Interest and other income	150	114	376	318

Income before provision for income taxes	3,009	1,782	5,643	3,147
Provision for income taxes	(1,052)	(615)	(1,972)	(1,087)

Net income	1,957	1,167	3,671	2,060
Accretion of redeemable convertible preferred stock	—	(3,264)	(2,229)	(8,246)

Net income (loss) available for common stockholders	$1,957	$(2,097)	$1,442	$(6,186)

Net income (loss) per common share:
Basic	$0.21	$(0.35)	$0.16	$(1.03)

Diluted	$0.19	$(0.35)	$0.15	$(1.03)

Weighted-average shares used in computing net income (loss) per common share:
Basic	9,526	6,043	8,771	6,032

Diluted	10,050	6,043	9,581	6,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2003	2002
(In thousands)	(Restated) (See Note 7)
Cash flows from operating activities:
Net income	$3,671	$2,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,239	940
Amortization of goodwill and other intangible assets	275	382
Write-off of purchased in-process research and development	—	116
Provision for doubtful accounts	107	116
Deferred income taxes	—	51
Loss on disposal of property and equipment	92	—
Gain from sale of investment	—	(8)
Stock-based compensation	—	50
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,120)	(1,017)
Inventories	2	—
Prepaid expenses and other current assets	157	(1,006)
Other assets	(116)	(4)
Customer deposits	(325)	932
Accounts payable	413	565
Accrued liabilities	(494)	(1,055)
Income tax payable/refund receivable	(1,454)	(233)
Deferred revenue	6,835	4,732

Net cash provided by operating activities	6,282	6,621

Cash flows from investing activities:
Acquisition of property and equipment	(1,828)	(868)
Proceeds from disposal of property and equipment	94	—
Payments for MC2 acquisition, net	—	(500)
Payments for Intellidata acquisition, net	—	(1,391)
Proceeds from sale of investment	—	44
Purchases of available-for-sale securities	(26,622)	(6,926)
Proceeds from sales of available-for-sale securities	27,261	6,189
Proceeds from maturities of available-for-sale securities	66	1,439

Net cash used in investing activities	(1,029)	(2,013)

Cash flows from financing activities:
Principal payments on capital leases	(48)	(42)
Proceeds from the issuance of common stock, net	29,005	180
Repurchase of common stock	—	(21)

Net cash provided by financing activities	28,957	117

Net increase in cash and cash equivalents	34,210	4,725
Effect of exchange rates on cash	(40)	—
Cash and cash equivalents at beginning of period	23,432	12,456

Cash and cash equivalents at end of period	$57,602	$17,181

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

NOTE 2 - Public Offerings

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

For comparative purposes, the following table illustrates the Company’s net income (loss) available for common stockholders adjusted to exclude goodwill and acquired workforce amortization expense as if amortization had ceased October 1, 2001 (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
	(Restated) (See Note 7)		(Restated) (See Note 7)
Net income (loss) available for common stockholders as reported	$1,957	$(2,097)	$1,442	$(6,186)
Amortization of goodwill	—	44	—	113

Adjusted net income (loss) available for common stockholders	$1,957	$(2,053)	$1,442	$(6,073)

Net income (loss) per common share, basic
As reported	$0.21	$(0.35)	$0.16	$(1.03)

As adjusted	$0.21	$(0.34)	$0.16	$(1.01)

Net income (loss) per common share, diluted
As reported	$0.19	$(0.35)	$0.15	$(1.03)

As adjusted	$0.19	$(0.34)	$0.15	$(1.01)

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

Had compensation costs been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s total stock-based compensation cost, pro forma net income (loss) available for common stockholders and pro forma net income (loss) per common share, basic and diluted, would have been as follows (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
	(Restated) (See Note 7)		(Restated) (See Note 7)
Net income (loss) available for common stockholders as reported	$1,957	$(2,097)	$1,442	$(6,186)
Add: Stock-based employee compensation expense included in reported net income	—	50	—	50
Deduct: Stock-based employee compensation determined under a fair value based method	(193)	(65)	(497)	(151)

Pro forma net income (loss) available for common stockholders	$1,764	$(2,112)	$945	$(6,287)

Net income (loss) per common share, basic
As reported	$0.21	$(0.35)	$0.16	$(1.03)

Pro forma	$0.19	$(0.35)	$0.11	$(1.04)

Net income (loss) per common share, diluted
As reported	$0.19	$(0.35)	$0.15	$(1.03)

Pro forma	$0.18	$(0.35)	$0.10	$(1.04)

The determination of fair value of all options granted after the Company’s initial public offering include an expected volatility factor in addition to the risk free interest rate, expected term and expected dividends.

Other comprehensive income ( loss)

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
	(Restated) (See Note 7)		(Restated) (See Note 7)
Net income (loss) available to common stockholders	$1,957	$(2,097)	$1,442	$(6,186)
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities	—	(5)	—	(38)
Foreign currency translation adjustments	(15)	(16)	(34)	(16)

Comprehensive income (loss)	$1,942	$(2,118)	$1,408	$(6,240)

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

A reconciliation of the numerator and denominator used in the basic and diluted net income (loss) per share follows (in thousands).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
	(Restated) (See Note 7)		(Restated) (See Note 7)
Numerator:
Net income	$1,957	$1,167	$3,671	$2,060
Accretion of redeemable convertible preferred stock	—	(3,264)	(2,229)	(8,246)

Net income (loss) available for common stockholders	$1,957	$(2,097)	$1,442	$(6,186)

Denominator:
Weighted average shares used in computing basic net income (loss) per common share	9,526	6,043	8,771	6,032
Dilutive effect of options to purchase shares	524	—	579	—
Dilutive effect of redeemable convertible preferred stock	—	—	231	—

Weighted average shares used in computing diluted net income (loss) per common share	10,050	6,043	9,581	6,032

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

NOTE 4 - Commitments

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

NOTE 5 - Common Stock Subject to Rescission Rights

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

NOTE 6 - Stockholders’ Equity

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

NOTE 7 - Restatement

The Company adopted Statement of Position (SOP) 97-2 “Software Revenue Recognition” which became effective for the Company in October 1999 for the purposes of revenue recognition. Subsequent to filing the Form 10-Q for the quarter ended June 30, 2003, management determined that the Company had recognized revenue for certain transactions prematurely. Accordingly, the Company has restated its financial statements for the three and nine months ended June 30, 2003 and 2002 to shift some previously recognized revenues to later quarters and to defer other previously recorded revenues to periods subsequent to June 30, 2003.

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

As a result of the impact of changes in the timing of revenue recognition, net sales decreased by $865,000 and $1.2 million in the three months ended June 30, 2003 and 2002, respectively, and by $4.6 million and $3.3 million in the nine months ended June 30, 2003 and 2002, respectively, with a corresponding increase in deferred revenue. The Company also deferred the recognition of the related direct incremental commission expense and certain direct incremental travel expenses associated with revenue now being deferred until the related revenue was recognized and considered the deferred revenue in the determination of its allowance for doubtful accounts. The Company also revised its provision for income taxes for the effect of these matters.

As a result, the accompanying condensed consolidated financial statements have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2003		2002		2003		2002
	As Reported	Restated	As Reported	Restated	As Reported	Restated	As Reported	Restated
	(in thousands except per share data)
Consolidated Statement of Operations Data:
Net sales	$16,315	$15,450	$12,170	$10,959	$43,861	$39,300	$32,606	$29,320
Gross profit	11,521	10,725	9,017	7,886	31,114	26,843	23,920	20,804
Operating income	3,674	2,863	2,544	1,675	9,339	5,282	5,628	2,850
Net income	2,407	1,957	1,670	1,167	6,111	3,671	3,733	2,060
Net income (loss) available to common stockholders	2,407	1,957	(1,594)	(2,097)	3,882	1,442	(4,513)	(6,186)
Net income (loss) per common share:
Basic	$0.25	$0.21	$(0.26)	$(0.35)	$0.44	$0.16	$(0.75)	$(1.03)

Diluted	$0.24	$0.19	$(0.26)	$(0.35)	$0.41	$0.15	$(0.75)	$(1.03)

	As of June 30, 2003		As of September 30, 2002
	As Reported	Restated	As Reported	Restated
	(in thousands)
Consolidated Balance Sheet Data:
Allowance for doubtful accounts	$688	$312	$520	$224
Prepaid expenses and other current assets	2,700	4,159	3,281	4,316
Deferred income taxes, net	1,576	6,579	1,576	4,962
Deferred revenue	10,466	24,876	8,194	18,043
Retained earnings	9,881	2,308	5,999	866

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes appearing in Form 10-K/A for the fiscal year ended September 30, 2003. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth elsewhere in this Form 10-Q/A.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the effects of the restatement of our condensed consolidated financial statements for the three and nine months ended June 30, 2002 and 2003, as discussed in Note 7 to the condensed consolidated financial statements.

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

Net Sales and Revenue Recognition

We sell our products directly throughout the world and primarily in North America, Europe and the Pacific Rim countries. In addition, we use non-exclusive distributors to augment our direct sales efforts. Sales through distributors represented 7.0% and 7.0% of our total net sales in the three and nine months ended June 30, 2003, respectively, and 10.9% and 11.3%, for the same periods in fiscal 2002, respectively, all of which were sold through Siemens Medical Systems, Inc. The decline in distributor sales as a percentage of net sales is primarily attributable to a higher growth rate in our direct sales. We have signed agreements with other distributors, which have not yet generated sales. Revenues from the sale of our products and services outside the United States accounted for 5.1% and 5.6% of our net sales in the three and nine months ended June 30, 2003, respectively, and 6.7% and 8.4% of our net sales for the same periods in fiscal 2002, respectively. The decline in international sales as a percentage of net sales is primarily attributable to a higher growth rate in our domestic sales.

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

We recognize revenue once software products have been installed, accepted and are in clinical use at the customer site. When a customer accepts only a subset of the products outlined in a multiple element purchase and license agreement and we have not established vendor specific objective evidence, or VSOE, of the fair value of the undelivered elements, we invoice the customer for the accepted products and record the transaction as deferred software license revenue. We recognize the deferred revenue when all elements in a multiple element arrangement have been accepted, VSOE of the fair value is established for the remaining undelivered elements, or the undelivered elements for which VSOE of the fair value does not exist have been canceled, whichever occurs first.

The first year of maintenance and support for our software products is included in the purchase price. Upon revenue recognition, we defer 12% of the list price, which is the renewal rate, and recognize that portion over the remaining term of the included maintenance and support period. For example, if revenue recognition occurs four months subsequent to product acceptance, we would recognize one-third of the 12% maintenance and support deferral as revenue and recognize the remaining two-thirds of the deferral over the following eight months. In situations where the first phase of software products are installed more than one year before our ability to recognize the related revenue, it is not necessary to defer 12% of the list price and recognize that portion over the included maintenance and support period as the first year maintenance and support obligation is no longer applicable. In these cases, however, 12% of the list price is classified as maintenance and services revenue at the time of revenue recognition.

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

We recognize revenue from third-party products and related configuration and installation services sold with our licensed software upon acceptance by the customer. We recognize revenue from third-party products sold separately from our licensed software upon delivery. Third-party products represented 5.3% and 5.1% of our total net sales in the three and nine months ended June 30, 2003, respectively, and 4.7% and 4.6% for the same period in fiscal 2002, respectively. The decrease in third-party sales as a percentage of net sales is attributable to a higher growth rate in our net sales relative to third-party product sales.

We recognize distributor related revenues upon the receipt of a completed purchase order and the related customer information needed to generate software registration keys, which allow us to distribute the software to the end user and satisfy our regulatory information tracking requirements. We provide maintenance and support to our primary distributor. The distributor’s cost of the first year’s support is included in the transfer fee. Renewal support is purchased for 5% of the transfer price. For the software licenses sold to their customers, we defer the distributor’s first year post-contract support, based on the renewal rate, and recognize that portion of the revenue ratably over the remaining support period. We invoice renewal maintenance and support annually to our distributor at the beginning of each fiscal year and recognize the revenue ratably over the applicable twelve-month period.

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

Restatement of Financial Statements

We adopted Statement of Position (SOP) 97-2 “Software Revenue Recognition” which became effective for us in October 1999 for the purposes of revenue recognition. Subsequent to filing the Form 10-Q for the quarter ended June 30, 2003, management determined that we recognized revenue for certain transactions prematurely. Accordingly, we have restated our financial statements for the three and nine months ended June 30, 2002 and 2003 to shift some previously recognized revenues to later quarters and to defer other previously recorded revenues to periods subsequent to June 30, 2003.

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

Details regarding the restatement are discussed further in Note 7 to the condensed consolidated financial statements.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
	(Restated) (See Note 7)		(Restated) (See Note 7)
Sales:
Software license and other, net	66.9%	64.2%	63.2%	63.3%
Maintenance and services	33.1	35.8	36.8	36.7

Total net sales	100.0	100.0	100.0	100.0
Cost of sales:
Software license and other, net	18.2	17.7	18.2	19.0
Maintenance and services	12.4	10.3	13.5	10.0

Total cost of sales	30.6	28.0	31.7	29.0

Gross profit	69.4	72.0	68.3	71.0

Operating expenses:
Research and development	16.9	17.4	18.1	19.2
Sales and marketing	24.2	27.3	26.0	30.0
General and administrative	9.3	9.4	10.1	10.3
Write-off of purchased in-process research and development	—	1.1	—	0.4
Amortization of intangible assets	0.5	1.5	0.7	1.3

Total operating expenses	50.9	56.7	54.9	61.2

Operating income	18.5	15.3	13.4	9.7
Interest and other income, net	1.0	1.0	1.0	1.0

Income before provision for income taxes	19.5	16.3	14.4	10.7
Provision for income taxes	(6.8)	(5.6)	(5.1)	(3.7)

Net income	12.7%	10.7%	9.3%	7.0%

Comparison of Three Months Ended June 30, 2003 and 2002

Net Sales. Net sales increased 41.0% to $15.5 million in the three months ended June 30, 2003 from $11.0 million for the same period in 2002. Net software related sales increased 46.9% to $10.3 million in the three months ended June 30, 2003 from $7.0 million for the same period in 2002. Sales of imaging systems accounted for $1.2 million of the $3.3 million increase, sales of new installations in oncology accounted for $1.1 million, sales of new products to existing customers accounted for $775,000 with the remaining increase attributed to new sales in registry and laboratory software. Maintenance and services also increased 30.4% to $5.1 million for the three months ended June 30, 2003 from $3.9 million for the same period in 2002. Maintenance and support contracts contributed primarily to the $1.2 million increase. Our continued high customer retention on maintenance and support contracts, the general price increase, and expansion of our service offerings all contributed to the growth of maintenance and services as a percentage of net sales. For a discussion of Deferred Revenue, see Backlog below.

Cost of Sales. Total cost of sales increased 53.8% to $4.7 million for the three months ended June 30, 2003 from $3.1 million for the same period in fiscal 2002. Our gross margin decreased to 69.4% for the three months ended June 30, 2003 from 72.0% for the same period in fiscal 2002. Cost of sales relating to net software sales increased 44.3% to $2.8 million for the three months ended June 30, 2003 from $2.0 million for the same period in fiscal 2002. Our gross margin associated with net software sales increased to 72.8% for the three months ended June 30, 2003 compared to 72.4% for the same period in fiscal 2002. The increase in expenses related to $502,000 in employee costs, $219,000 in third party license fees, $147,000 in travel expenses and $7,000 in implementation costs offset by a $14,000 reduction in telephone costs. Cost of sales relating to maintenance and services increased 70.1% to $1.9 million for the three months ended June 30, 2003 from $1.1 million for the same period in fiscal 2002. Our gross margin associated with maintenance and services decreased to 62.5% for the three months ended June 30, 2003 from 71.3% for the same period in fiscal 2002. The increase in expenses of $791,000 was related to $411,000 in employee related expenses, $207,000 in continuing engineering costs, $116,000 in telecommunication costs associated with our data center operations, $44,000 in travel expenses and $14,000 in supplies. Planned investment in our support organization to accommodate the application service provider agreement signed with US Oncology and continued development of our direct international support presence for the three months ended June 30, 2003 contributed to the decline in our gross margin associated with maintenance and services. During the three months ended June 30, 2003, we deferred $69,000 in direct incremental travel expenses associated with software installation and training trips compared to $80,000 during the same period in fiscal 2002. We expect to recognize the deferred travel expenses once the associated product revenues are recognized.

Research and Development. Research and development expenses increased 37.2% to $2.6 million for the three months ended June 30, 2003 from $1.9 million for the same period in fiscal 2002. As a percentage of total net sales, research and development expenses decreased to 16.9% for the three months ended June 30, 2003 from 17.4% for the same period in fiscal 2002. Additional engineering headcount and the associated personnel expenses were the primary factors for the increase in absolute dollars. The decrease as a percentage of total net sales in the three months ended June 30, 2003 was due to increased net sales relative to research and development expenses relative to net sales.

Sales and Marketing. Sales and marketing expenses increased 24.6% to $3.7 million for the three months ended June 30, 2003 from $3.0 million for the same period in fiscal 2002. As a percentage of total net sales, sales and marketing expenses decreased to 24.2% for the three months ended June 30, 2003 from 27.3% for the same period in fiscal 2002. The increase in expenses related to $389,000 in employee related costs, $204,000 in travel expenses, $191,000 in commission expense, $17,000 in advertising expense, offset by a reduction of $34,000 in supplies, $17,000 in outside services for marketing communications and $10,000 in trade show costs. The decrease as a percentage of total net sales in the three months ended June 30, 2003 was due to increased net sales relative to sales and marketing expenses. During the three months ended June 30, 2003, we deferred $28,000 in direct incremental commission expenses compared to $64,000 during the same period in fiscal 2002. We expect to recognize the deferred commission expenses once the associated product revenues are recognized.

General and Administrative. General and administrative expenses increased 39.7% to $1.4 million for the three months ended June 30, 2003 from $1.0 million for the same period in fiscal 2002. As a percentage of total net sales, general and administrative expenses decreased slightly to 9.3% for the three months ended June 30, 2003 from 9.4% for the same period in fiscal 2002. The increase in absolute dollars was primarily due to increases of $131,000 in employee related expenses, $109,000 in outside professional service fees, $85,000 in rent expense, $42,000 in business insurance, $29,000 in maintenance fees, $18,000 in depreciation expense and $15,000 in bad debt expense offset by decreases in telephone expenses of $14,000, travel expenses of $4,000 and regulatory fees of $3,000.

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

Operating Income. Operating income increased 70.9% to $2.9 million for the three months ended June 30, 2003 from $1.7 million for the same period in fiscal 2002. Operating income increased significantly due to the higher rate of increase in net sales relative to the rate of increase in operating expenses.

Interest and Other Income, Net. Interest and other income, net increased 36.4% to $146,000 for the three months ended June 30, 2003 from $107,000 for the same period in fiscal 2002. The increase is primarily related to additional interest earned on our public offering proceeds.

Income Taxes. Our effective tax rate was 35.0% for the three months ended June 30, 2003 and 34.5% for the same period in 2002. The increase in absolute dollars was due to higher operating income.

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

Comparison of Nine Months Ended June 30, 2003 and 2002

Net Sales. Net sales increased 34.0% to $39.3 million in the nine months ended June 30, 2003 from $29.3 million for the same period in 2002. Net software related sales increased 33.8% to $24.9 million in the nine months ended June 30, 2003 from $18.6 million for the same period in 2002. Sales of new systems in oncology accounted for $2.2 million of the $6.3 million increase, sales of imaging systems accounted for $2.1 million, sales of additional new products in oncology accounted for $1.7 million, with the remaining increase attributed to new sales in registry, urology and laboratory software. Maintenance and services also increased 34.4% to $14.4 million for the nine months ended June 30, 2003 from $10.7 million for the same period in 2002. Maintenance and support contracts primarily contributed $3.5 million to the $3.7 million increase and additional training and installation contributed $171,000. Our continued high customer retention on maintenance and support contracts, the general price increase, and expansion of our service offerings all contributed to the growth of maintenance and services as a percentage of net sales. For a discussion of Deferred Revenue, see Backlog below.

Cost of Sales. Total cost of sales increased 46.3% to $12.5 million for the nine months ended June 30, 2003 from $8.5 million for the same period in fiscal 2002. Our gross margin decreased to 68.3% for the nine months ended June 30, 2003 from 71.0% for the same period in fiscal 2002. Cost of sales relating to net software sales increased 28.1% to $7.2 million for the nine months ended June 30, 2003 from $5.6 million for the same period in fiscal 2003. Our gross margin associated with net software sales increased to 71.2% for the nine months ended June 30, 2003 from 69.9% for the same period in fiscal 2002. The increase in expenses related to $755,000 in employee related costs, $482,000 in supplies and materials, $122,000 in travel expenses and $19,000 in telephone expense offset by a $9,000 reduction in implementation expenses. The improvement in gross margins associated with net software sales relates to stronger demand for implementation of new systems during the nine months ended June 30, 2003 as well as efficiencies gained by organizational investments during fiscal 2002. Cost of sales relating to maintenance and services increased 80.9% to $5.3 million for the nine months ended June 30, 2003 from $2.9 million for the same period in fiscal 2002. Our gross margin associated with maintenance and services decreased to 63.3% for the nine months ended June 30, 2003 from 72.8% for the same period in fiscal 2002. The increase in expenses was associated with $1.1 million in employee related expenses, $557,000 in continuing engineering costs, $517,000 in telecommunication costs, $153,000 in travel expenses, and $57,000 in supplies. Planned investment in our support organization to accommodate the application service provider agreement signed with US Oncology and continued development of our direct international support presence for the nine months ended June 30, 2003 contributed to the decline in our gross margin associated with maintenance and services. During the nine months ended June 30, 2003, we deferred $290,000 in direct incremental travel expenses associated with software installation and training trips compared to $170,000 during the same period in fiscal 2002. We expect to recognize the deferred travel expenses once the associated product revenues are recognized.

Research and Development. Research and development expenses increased 25.6% to $7.1 million for the nine months ended June 30, 2003 from $5.6 million for the same period in fiscal 2002. As a percentage of total net sales, research and development expenses decreased to 18.1% for the nine months ended June 30, 2003 from 19.2% for the same period in fiscal 2002. Additional engineering headcount and the associated personnel expenses were the primary factors for the increase in absolute dollars. The decrease as a percentage of total net sales in the nine months ended June 30, 2003 was due to increased net sales relative to research and development expenses.

Sales and Marketing. Sales and marketing expenses increased 16.0% to $10.2 million for the nine months ended June 30, 2003 from $8.8 million for the same period in fiscal 2002. As a percentage of total net sales, sales and marketing expenses decreased to 26.0% for the nine months ended June 30, 2003 from 30.0% for the same period in fiscal 2002. The increase in expenses related to $661,000 in employee related costs, $490,000 in commissions due to higher sales, $448,000 in travel expenses, $15,000 in advertising expenses, $10,000 in telephone costs and $4,000 in trade show expenses offset by reductions of $131,000 in outside services for marketing communications, $44,000 in sponsorships and $38,000 in supplies. The decrease as a percentage of total net sales in the nine months ended June 30, 2003 was due to increased net sales relative to sales and marketing expenses. During the nine months ended June 30, 2003, we deferred $133,000 in direct incremental commission expenses compared to $186,000 during the same period in fiscal 2002. We expect to recognize the deferred commission expenses once the associated product revenues are recognized.

General and Administrative. General and administrative expenses increased 32.3% to $4.0 million for the nine months ended June 30, 2003 from $3.0 million for the same period in fiscal 2002. As a percentage of total net sales, general and administrative expenses decreased to 10.1% for the nine months ended June 30, 2003 from 10.3% for the same period in fiscal 2002. The increase in absolute dollars was primarily due to increases in business insurance premiums of $265,000, employee related expenses of $245,000, rent expense of $135,000, professional service fees of $109,000, outside services of $103,000, travel expenses of $54,000, depreciation expense of $54,000, bad debt of $32,000, maintenance expenses of $27,000 and regulatory fees of $24,000 offset by reductions of $39,000 in telephone expense, $20,000 in charitable contributions and $20,000 in supplies.

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

Operating Income. Operating income increased 85.3% to $5.3 million for the nine months ended June 30, 2003 from $2.9 million for the same period in fiscal 2002. Operating income increased significantly due to the higher rate of increase in net sales relative to the rate of increase in operating expenses.

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

Income Taxes. Our effective tax rate was 34.9% for the nine months ended June 30, 2003 and 34.5% for the same period in 2002. The increase in absolute dollars was due to higher operating income.

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

The components of backlog as of June 30, 2003 and 2002 are as follows (amounts in thousands):

	June 30,
	2003	2002
	(Restated) (See Note 7)
Customer deposits	$9,595	$7,987
Deferred software license revenue	12,149	7,400
Other deferred revenue	12,727	9,103
Unearned revenue	17,256	13,167

Total backlog	$51,727	$37,656

Of the total $51.7 million of backlog at June 30, 2003, we expect to recognize approximately $50.0 million of our backlog during the twelve months following June 30, 2003 with the remaining portion to be completed in subsequent periods. We cannot assure you that contracts included in backlog will generate the specified revenues or that these revenues will be fully recognized within the specified time periods.

Deferred revenue increased $8.4 million to $24.9 million for the twelve months ended June 30, 2003 from $16.5 million at June 30, 2002. Of the $8.4 million increase, deferred software license revenue and the related deferred maintenance and support contributed $5.7 million. This increase was comprised of $3.6 million of new installations in oncology, $1.5 million in imaging systems and $562,000 in new products to existing customers. The remaining $2.7 million was associated with other deferred revenue related to term licenses and post contract maintenance and support.

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

Risk Factors Affecting Future Operating Results

This Form 10-Q/A contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of factors both in and out of our control, including the risks faced by us described below and other factors and risks discussed in our 10-K/A for the fiscal year ended September 30, 2003 and other reports filed by us from time to time with the Securities and Exchange Commission.

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

Item 4. Controls and Procedures

a. Evaluation Of Disclosure Controls And Procedures.

Joseph Jachinowski, our Chief Executive Officer, and Kendra Borrego, our Chief Financial Officer, conducted an evaluation of the effectiveness of IMPAC’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2003. Based upon their evaluation, they each found the Company’s disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports that IMPAC files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that information required to be disclosed is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure,

As described ini Note 7 of the notes to the condensed consolidated financial statements included in Part I – Item 1 of this Form 10-Q/A, subsequent to the issuance of IMPAC’s condensed consolidated financial statements for the three and nine months ended June 30, 2003, our management determined to restate our consolidated financial statements as of and for the quarters ended June 30, 2003 and 2002, to shift some previously recognized revenues to later quarters or to defer recorded revenues and recognize them in periods subsequent to June 30, 2003.

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