Form 10-K/A
period 2003-09-30
IMPAC MEDICAL SYSTEMS INC
filed 2004-04-16
CIK 1026448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003	Commission File Number 000-50082

IMPAC MEDICAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3109238 (IRS Employer Identification Number)

100 West Evelyn Avenue, Mountain View, California 94041

(Address of principal executive offices) (Zip Code)

Telephone Number: (650) 623-8800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐.    No  ☒.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.    ☐

At November 18, 2003, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $149.9 million.

At November 18, 2003, the number of shares outstanding of the registrant’s Common Stock was 9,759,514.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐.    No  ☒.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders—Part III of this Form 10-K/A.

IMPAC MEDICAL SYSTEMS, INC.

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of IMPAC Medical Systems, Inc. (the “Company”) for the fiscal year ended September 30, 2003 is to restate our consolidated financial statements for the years ended September 30, 2003, 2002 and 2001, and related disclosures, including the selected financial data included herein as of and for the years ended September 30, 2003, 2002, 2001 and 2000.

Generally, no attempt has been made in this Amendment No. 1 to modify or update other disclosures presented in the original report on Form 10-K except as required to reflect the effects of the restatement. This Form 10-K/A generally does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on November 24, 2003. Accordingly, this Form 10-K/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-K, including any amendments to those filings. The following items have been amended as a result of the restatement:

•	Part I—Item 1—Business;

•	Part II—Item 6—Selected Financial Data;

•	Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part II—Item 8—Financial Statements and Supplementary Data;

•	Part II—Item 9A—Controls and Procedures; and

•	Part IV—Item 15—Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Our Chief Executive Officer and Chief Financial Officer have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

We have restated our financial results for the fiscal years ended September 30, 2003, 2002, 2001 and 2000 to conform certain of our revenue recognition policies to Statement of Position (SOP) 97-2 “Software Revenue Recognition.” As a result of the restatement, some previously recognized revenues have been shifted to later quarters and others have been reclassified to deferred revenue and will be recognized in periods subsequent to fiscal year 2003 in accordance with SOP 97-2. The restatement does not impact previously reported total cash flows from operations. As a result of the impact of changes in the timing of revenue recognition, net sales decreased by $2.6 million, $4.4 million and $6.2 million in the fiscal years ended September 30, 2001, 2002 and 2003, respectively, with corresponding increases in deferred revenues. We also deferred the recognition of the related direct incremental commission expense and certain direct incremental travel expenses associated with installations at customer sites as well as the federal income tax provision (benefit) and allowance for doubtful accounts. Net income decreased by $1.5 million, $2.2 million and $3.5 million in the fiscal years ended September 30, 2001, 2002 and 2003, respectively. Due to the effects of the restatement on operating results during the year ended September 30, 2000, the opening retained earnings balance in fiscal 2001 was reduced by $1.4 million, net of tax.

Additional detail regarding the restatement is included in Note 3 of the Notes to Consolidated Financial Statements included in Part II—Item 8 of this Amendment No. 1 on Form 10-K/A.

i

INDEX TO ANNUAL REPORT ON FORM 10-K/A

For the fiscal year ended September 30, 2003

ii

FORWARD-LOOKING STATEMENTS

This Form 10-K/A includes “forward-looking statements.” Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, our competitive strengths and weaknesses, our business strategy and the trends we anticipate in the industry and economies in which we operate and other information that is not historical information. When used in this Form 10-K/A, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, beliefs and projections will be realized.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K/A. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-K/A are set forth in this Form 10-K/A, including the factors described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.” If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

•	our ability to expand outside the radiation oncology market or expand into international markets;

•	lost sales or lower sales prices due to competitive pressures;

•	ability to integrate our products successfully with related products and systems in the medical services industry; and

•	reliance on distributors and manufacturers of oncology equipment to market our products.

MARKET, RANKING AND OTHER DATA

This Form 10-K/A contains various estimates related to the IT and healthcare markets. These estimates have been included in studies published by market research and other firms or our estimates are based on management’s knowledge and experience in the markets in which we operate. These estimates have been produced by industry analysts based on trends to date, their knowledge of technologies and markets, and customer research, but these are forecasts only and are thus subject to inherent uncertainty. Our estimates have been based on information provided by customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. We believe these estimates to be accurate as of the date of this Form 10-K/A. However, this information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. As a result, you should be aware that market, ranking and other similar data included in this Form 10-K/A, and estimates and beliefs based on that data, may not be reliable.

iii

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

•	Reporting and Long-Term Follow-up. Federal, state and a number of foreign regulators require healthcare providers to track incidences of cancer and long-term treatment outcomes, and report detailed data to central cancer registries on a periodic basis, allowing long-term cancer treatment results to be quantified. Healthcare providers increasingly use information management software to comply with these tracking and reporting requirements.

•	HIPAA. The Health Insurance Portability and Accountability Act, or HIPAA, requires the implementation of new federal regulations to establish standards for information sharing, security and patient confidentiality in healthcare organizations. We believe HIPAA will require advanced information technology to enable cancer care providers to comply with these emerging requirements.

•	Provider Organizations. Cancer care provider organizations are becoming increasingly complex and decentralized. Organizations are adding geographically disparate locations to support larger numbers of physicians and multiple specialties. These changes require scalable solutions with the ability to remotely monitor, control, record and disseminate information generated at each care facility to maintain and enhance clinician productivity and quality.

•	Clinical Trials. Cancer therapy is also characterized by many clinical trials conducted to validate the efficacy and safety of new cancer treatments. Clinical trials require that specific procedures be performed in a structured sequence and timeline, that precise dosage instructions be followed and that quantified patient indications be assessed, documented and reported.

•	Choice and Information. Increasingly, consumers are involved in choosing their healthcare providers and their treatment options. In particular, with life-threatening diseases such as cancer, patients and their families are highly motivated to seek out and understand as many treatment alternatives as possible. Patients also want to communicate more effectively with their providers, including the possibility of self-monitoring and reporting, which may ultimately enhance the overall quality of patient care.

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

On April 25, 2001, we entered into a five-year agreement with Siemens Medical Systems, Inc., our largest customer and one of the world’s largest manufacturers of radiotherapy systems, granting Siemens a non-exclusive worldwide right to sublicense and distribute our software products to their customers. The agreement allows Siemens to package our software products with their cancer treatment equipment, and to market our products throughout the world under their LANTIS trademark and trade name. Under the terms of the agreement, we provide post-contract support to Siemens; Siemens provides post-contract support directly to the end users. The agreement continues our distribution relationship with Siemens that we first established in 1992, and may be terminated before the end of its five-year term only upon a breach of the agreement by either Siemens or us or if either of us seeks bankruptcy court protection or makes an assignment for the benefit of creditors.

Siemens accounted for 8.2% of our net sales in fiscal 2003, 13.0% in fiscal 2002, and 13.3% in fiscal 2001. The decline in Siemens’ sales as a percentage of net sales is attributable to a higher growth rate in our direct sales. Revenues from the sale of our products and services outside the United States accounted for $2.1 million, or 3.9%, of our net sales in fiscal 2003; $3.6 million, or 8.7%, of our net sales in fiscal 2002 and $1.9 million, or 5.9%, of our net sales in fiscal 2001.

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

Sales and Marketing

We market and sell our products and services worldwide through a direct sales force as well as through several distributors. Management of our North American sales force is centralized and organized into five regions, each with a district manager reporting to our Vice President of Sales for North America. Sales outside of North America are managed by our Senior Vice President of Worldwide Sales. In addition to our direct sales efforts, we have a distributor relationship with Siemens Medical Systems, which markets and sells our products on a non-exclusive basis, primarily in Western Europe and North America. We also have non-exclusive distributor relationships in Italy and Japan for the marketing and sales of our products.

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

Item 6.    Selected Financial Data

The information in this item reflects the restatement of our consolidated financial statements as of and for the fiscal years ended September 30, 2003, 2002, 2001 and 2000 and for each of the quarters in the fiscal years ended September 30, 2003 and 2002. Consequently, it is different from amounts previously reported in the Company’s reports on Form 10-K and Forms 10-Q for those periods. See Note 3 to the consolidated financial statements. The consolidated selected financial data set forth below should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K/A.

	Year Ended September 30,
	1999	2000	2001	2002	2003
		Restated(2)	Restated(2)	Restated(2)	Restated(2)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Sales:
Software license and other, net	$15,092	$17,181	$20,699	$26,523	$34,412
Maintenance and services	5,566	7,720	10,530	14,717	20,468

Total net sales	20,658	24,901	31,229	41,240	54,880

Cost of sales:
Software license and other, net	3,605	4,665	6,125	7,689	10,257
Maintenance and services	1,966	2,679	3,376	4,543	7,349

Total cost of sales	5,571	7,344	9,501	12,232	17,606

Gross profit	15,087	17,557	21,728	29,008	37,274

Operating expenses:
Research and development	3,369	4,495	6,276	7,841	9,898
Sales and marketing	5,028	6,227	9,127	12,303	14,265
General and administrative	1,368	2,311	3,710	4,017	5,348
Write-off of purchased in-process research and development	—	308	511	116	—
Merger related costs	—	578	—	—	—
Amortization of goodwill and other intangible assets	652	793	361	562	345

Total operating expenses	10,417	14,712	19,985	24,839	29,856

Operating income	4,670	2,845	1,743	4,169	7,418
Interest expense	—	—	(41)	(28)	(35)
Interest and other income	364	508	553	417	572
Write-down of notes receivable	—	(691)	—	—	—

Income before provision for income taxes	5,034	2,662	2,255	4,558	7,955
Provision for income taxes	(1,963)	(1,035)	(726)	(1,574)	(2,780)

Net income	3,071	1,627	1,529	2,984	5,175
Accretion of redeemable convertible preferred stock(1)	—	(508)	(1,431)	(8,550)	(2,229)

Net income (loss) available for common stockholders	$3,071	$1,119	$98	$(5,566)	$2,946

Net income (loss) per common share:
Basic	$0.53	$0.19	$0.02	$(0.92)	$0.33

Diluted	$0.43	$0.18	$0.02	$(0.92)	$0.30

Weighted-average shares used in computing net income (loss) per common share:
Basic	5,837	5,907	6,017	6,042	9,010

Diluted	7,219	6,387	6,457	6,042	9,741

	As of September 30,
	1999	2000	2001	2002	2003
		Restated(2)	Restated(2)	Restated(2)	Restated(2)
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities	$11,773	$12,382	$17,926	$26,973	$67,750
Working capital	4,460	3,995	3,611	7,078	42,509
Total assets	19,949	27,835	35,418	50,721	97,997
Capital lease obligations, less current portion	—	236	179	114	41
Redeemable convertible preferred stock	4,000	4,508	5,939	14,489	—
Total stockholders’ equity	5,734	7,247	7,403	2,015	51,598

(1)	After September 27, 2002, the holders of a majority of our redeemable convertible preferred stock could have required us to redeem the preferred shares by paying in cash an amount equal to the greater of $3.23 per share or the fair market value plus all declared or accumulated but unpaid dividends within thirty days. No dividends were ever declared for our redeemable convertible preferred stock. These shares automatically converted to common stock upon the closing of our initial public offering. We accreted charges that reflected the increase in market value of the redeemable convertible preferred stock as an adjustment to retained earnings and, as a result, reduced the amount of net income (loss) available for common stockholders. Several factors influenced our determination of the value of the redeemable convertible preferred stock. These factors included our prior plans for an initial public offering, the performance of our business, changes in our business model and significant product introductions, current market conditions and the performance of the stock price of our comparable companies. After the initial public offering, no further accretion has been or will be required. The redemption value of the redeemable convertible preferred stock was $16.7 million at the time of our initial public offering. This amount was reclassified on our balance sheet from redeemable convertible preferred stock to common stock and additional paid-in capital upon the closing of the initial public offering. See Note 6 of the notes to our consolidated financial statements for a more detailed explanation.
(2)	See Note 3 to the consolidated financial statements for information regarding the restatement of our consolidated financial statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes appearing in Item 8 of this Form 10-K/A. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth below under “Risk Factors” and elsewhere in this Form 10-K/A.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the effects of the restatement of our consolidated financial statements for the years ended September 30, 2001, 2002 and 2003, as discussed in Note 3 to the consolidated financial statements.

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

Net Sales and Revenue Recognition

We sell our products directly throughout the world and primarily in North America, Europe and the Pacific Rim countries. In addition, we use non-exclusive distributors to augment our direct sales efforts. Sales through distributors represented 13.3% of our total net sales in fiscal 2001, 13.0% in fiscal 2002 and 8.2% in fiscal 2003, all of which were sold through Siemens Medical Systems, Inc. Revenues from the sale of our products and services outside the United States accounted for $1.9 million, or 5.9%, of our net sales in fiscal 2001, $3.6 million, or 8.7%, of our net sales in fiscal 2002 and $2.1 million, or 3.9%, of our net sales in fiscal 2003. The decline in distributor sales as a percentage of net sales is attributable to a higher growth rate in our direct sales. We have signed agreements with other distributors, which have not yet generated sales.

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

We recognize revenue from third-party products and related configuration and installation services sold with our licensed software upon acceptance by the customer. We recognize revenue from third-party products sold separately from our licensed software upon delivery. Third-party products represented 4.8% of our total net sales in fiscal 2003. The increase in third party sales as a percentage of net sales is attributable to a higher growth rate in our third party product sales.

We recognize distributor related revenues upon the receipt of a completed purchase order and the related customer information needed to generate software registration keys, which allow us to distribute the software to the end user and satisfy our regulatory information tracking requirements. We provide maintenance and support to our distributor. The cost of the first year’s support is included in the fee. Renewal support is purchased for 5% of the transfer price for software licenses sold to their customers. We defer the distributor’s first year post-contract support, based on the renewal rate, and recognize that portion of the revenue ratably over the support period. We invoice renewal maintenance and support annually to our distributor at the beginning of each fiscal year and recognize the revenue ratably over the applicable twelve-month period.

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

Accretion of Redeemable Convertible Preferred Stock

From September 27, 2002 until our initial public offering, the holders of a majority of our then outstanding redeemable convertible preferred stock could have required us to redeem the preferred shares by paying in cash an amount equal to the greater of $3.23 per share or the fair market value plus all declared or accumulated but unpaid dividends within thirty days. These shares automatically converted to common stock upon the closing of our initial public offering in November 2002. We accreted charges that reflected the increase in market value of the redeemable convertible preferred stock as an adjustment to retained earnings and, as a result, decreased net income available to common stockholders or increased the amount of net loss attributable to common stockholders. After our initial public offering, no further accretion has been or will be required. The redemption value of the redeemable convertible preferred stock was $16.7 million at the time of our initial public offering. This amount was reclassified on our balance sheet from redeemable convertible preferred stock to common stock and additional paid-in capital upon the closing of the initial public offering. See Note 6 of the notes to our consolidated financial statements for a more detailed explanation.

Restatement of Financial Statements

We adopted Statement of Position (SOP) 97-2 “Software Revenue Recognition” which became effective for us in October 1999 for the purposes of revenue recognition. Subsequent to filing the Form 10-K for the fiscal year ended September 30, 2003, management determined that we had recognized revenue for certain transactions prematurely. Accordingly we have restated our financial statements for the fiscal years ended September 30, 2000, 2001, 2002 and 2003 to shift some previously recognized revenues to later quarters and to defer other previously recorded revenues to periods subsequent to September 30, 2003.

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

Details regarding the restatement are discussed further in Note 3 to the consolidated financial statements.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated.

	Percentage of Net Sales
	Year Ended September 30,
	Restated(1)
	2001	2002	2003
Sales:
Software license and other, net	66.3%	64.3%	62.7%
Maintenance and services	33.7	35.7	37.3

Total net sales	100.0	100.0	100.0
Cost of sales:
Software license and other, net	19.6	18.6	18.7
Maintenance and services	10.8	11.1	13.4

Total cost of sales	30.4	29.7	32.1

Gross profit	69.6	70.3	67.9
Operating expenses:
Research and development	20.1	19.0	18.0
Sales and marketing	29.2	29.8	26.1
General and administrative	11.9	9.7	9.7
Write-off of purchased in-process research and development	1.6	0.3	—
Amortization of goodwill and other intangible assets	1.2	1.4	0.6

Total operating expenses	64.0	60.2	54.4

Operating income	5.6	10.1	13.5
Interest and other income, net	1.6	1.0	1.0

Income before provision for income taxes	7.2	11.1	14.5
Provision for income taxes	(2.3)	(3.9)	(5.1)

Net income	4.9%	7.2%	9.4%

(1)	See Note 3 to the consolidated financial statements for information regarding the restatement of those financial statements.

Comparison of Years Ended September 30, 2003 and 2002

Net Sales.    Net sales increased 33.1% to $54.9 million in the fiscal year ended September 30, 2003 from $41.2 million in fiscal 2002. Net software related sales increased 29.7% to $34.4 million in fiscal 2003 from $26.5 million in fiscal 2002. New system sales in oncology accounted for $3.0 million of the $7.9 million increase, sales of imaging systems accounted for $2.5 million, sales of additional new products in oncology accounted for $2.1 million, with the remaining increase attributed to new sales in registry, urology and laboratory software. Maintenance and services also increased 39.1% to $20.5 million in fiscal 2003 from $14.7 million in fiscal 2002. Maintenance and support contracts contributed $5.4 million of the $5.7 million increase and additional training and installation contributed $358,000. Our continued high customer retention on maintenance and support contracts, the general price increase, and expansion of our service offerings all contributed to the growth of maintenance and services as a percentage of net sales. For a discussion of Deferred Revenue, see Backlog below.

Cost of Sales.    Total cost of sales increased 43.9% from $12.2 million in fiscal 2002 to $17.6 million in fiscal 2003. Our gross margin decreased from 70.3% in fiscal 2002 to 67.9% in fiscal 2003. Cost of sales relating to net software sales increased 33.4% from $7.7 million in fiscal 2002 to $10.3 million in fiscal 2003. Our gross margin associated with net software sales decreased from 71.0% in fiscal 2002 to 70.2% in fiscal 2003. The increase in expenses related to $1.5 million in employee related costs, $805,000 in supplies and materials and $252,000 in implementation costs. Cost of sales relating to maintenance and services increased 61.8% from $4.5 million in fiscal 2002 to $7.3 million in fiscal 2003. Our gross margin associated with maintenance and services decreased from 69.1% in fiscal 2002 to 64.1% in fiscal 2003. The increase in expenses related to $1.4 million in employee related expenses, $635,000 in continuing engineering costs, $608,000 in telephone costs, $138,000 in travel expenses and $64,000 in supplies and materials. This was an investment year for our client services organization, and we added significant headcount to our application support organization domestically. We also established an installation and support infrastructure in Europe as part of our international expansion plans. Finally, we have begun implementing customers under our US Oncology contract who use our application service provider option out of our data center. During fiscal 2003, we deferred $290,000 in direct incremental travel expenses associated with software installation and training trips compared to $207,000 in fiscal 2002. We expect to recognize the deferred travel expenses once the associated product revenues are recognized.

Research and Development.    Research and development expenses increased 26.2% from $7.8 million in fiscal 2002 to $9.9 million in fiscal 2003. As a percentage of total net sales, research and development expenses decreased from 19.0% in fiscal 2002 to 18.0% in fiscal 2003. Additional engineering headcount and the associated personnel expenses were the primary factors for the increase in absolute dollars. The decrease as a percentage of total net sales in fiscal 2003 was due to increased net sales relative to research and development expenses.

Sales and Marketing.    Sales and marketing expenses increased 15.9% from $12.3 million in fiscal 2002 to $14.3 million in fiscal 2003. As a percentage of total net sales, sales and marketing expenses decreased from 29.8% in fiscal 2002 to 26.1% in fiscal 2003. The increase in absolute dollars was primarily due to $979,000 in employee related expenses, $569,000 in commissions, $542,000 in travel expenses and $84,000 in advertising partially offset by a $104,000 reduction in outside services, $61,000 reduction in supplies and a $44,000 reduction in sponsorships. The decrease as a percentage of total net sales in fiscal 2003 was due to increased net sales relative to marketing and sales expenses. During fiscal 2003, we deferred $173,000 in direct incremental commission expenses compared to $235,000 in fiscal 2002. We expect to recognize the deferred commission expenses once the associated product revenues are recognized.

General and Administrative.    General and administrative expenses increased 33.1% from $4.0 million in fiscal 2002 to $5.3 million in fiscal 2003. As a percentage of total net sales, general and administrative expenses remained constant at 9.7% in fiscal 2002 and 2003. The increase in absolute dollars was primarily due to increases in business insurance of $391,000, employee related expenses of $908,000, professional fees of $172,000, rent of $533,000, outside services of $387,000, maintenance costs of $96,000, depreciation expense of $199,000, travel costs of $48,000 and bad debt expense of $41,000. The increase in expenses was partially offset by a reduction in charitable contributions of $45,000 and telephone expense of $119,000.

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

Operating Income.    Operating income increased 77.9% from $4.2 million in fiscal 2002 to $7.4 million in fiscal 2003. Operating income increased significantly due to the higher rate of increase in net sales relative to the rate of increase in operating expenses. In fiscal 2003, we continued to expand our sales force and increase our client service staff, which resulted in increased sales in the 2003 period. In addition, we did not complete any acquisitions and amortization expense decreased due to the adoption of SFAS No. 142 during fiscal 2003.

Interest and Other Income, Net.    Interest and other income, net increased 38.0% from $389,000 in fiscal 2002 to $537,000 in fiscal 2003. The increase is related to higher cash balances due to our initial public offering in November 2002, a second public offering in May 2003, and increase positive cash flow generated from operations in fiscal 2003.

Income Taxes.    Our effective tax rate increased slightly from 34.5% in fiscal 2002 to 34.9% in fiscal 2003.

Comparison of Years Ended September 30, 2002 and 2001

Net Sales.    Net sales increased 32.1% from $31.2 million in fiscal 2001 to $41.2 million in fiscal 2002. Net software related sales increased 28.1% from $20.7 million in fiscal 2001 to $26.5 million in fiscal 2002. Sales of additional products to our existing customers in radiation oncology, such as IMRT interfaces, accounted for $3.5 million of the $5.8 million increase, imaging system sales accounted for $1.7 million, sales of new installations in radiation oncology accounted for $387,000 and registry annual licenses accounted for $125,000. Maintenance and services also increased 39.8% from $10.5 million in fiscal 2001 to $14.7 million in fiscal 2002. Maintenance and support contracts contributed $3.6 million of the $4.2 million increase, additional training and installation contributed $354,000 and the billing service contributed $185,000. Our continued high customer retention on maintenance and support contracts, the general price increase, and expansion of our service offerings all contributed to the growth of maintenance and services as a percentage of net sales. For a discussion of Deferred Revenue, see Backlog below.

Cost of Sales.    Total cost of sales increased 28.7% from $9.5 million in fiscal 2001 to $12.2 million in fiscal 2002. Our gross margin increased from 69.6% in fiscal 2001 to 70.3% in fiscal 2002. Cost of sales relating to net software sales increased 25.5% from $6.1 million in fiscal 2001 to $7.7 million in fiscal 2002. Our gross margin associated with net software sales increased from 70.4% in fiscal 2001 to 71.0% in fiscal 2002. The increase in expenses related to $1.0 million in employee related costs, $381,000 in supplies and materials and $173,000 in implementation costs. Cost of sales relating to maintenance and services increased 34.6% from $3.4 million in fiscal 2001 to $4.5 million in fiscal 2002. Our gross margin associated with maintenance and services increased from 67.9% in fiscal 2001 to 69.1% in fiscal 2002. The increase in expenses related to $691,000 in employee related expenses, $307,000 in continuing engineering costs, $67,000 in telephone costs, and $46,000 in travel expenses. During fiscal 2002, we deferred $207,000 in direct incremental travel expenses associated with software installation and training trips compared to $130,000 in fiscal 2001. We expect to recognize the deferred travel expenses once the associated product revenues are recognized.

Research and Development.    Research and development expenses increased 24.9% from $6.3 million in fiscal 2001 to $7.8 million in fiscal 2002. As a percentage of total net sales, research and development expenses decreased from 20.1% in fiscal 2001 to 19.0% in fiscal 2002. Additional engineering headcount and the associated personnel expenses were the primary factors for the increase in absolute dollars. The decrease as a percentage of total net sales in fiscal 2002 was due to increased net sales relative to research and development expenses.

Sales and Marketing.    Sales and marketing expenses increased 34.8% from $9.1 million in fiscal 2001 to $12.3 million in fiscal 2002. As a percentage of total net sales, sales and marketing expenses increased slightly from 29.2% in fiscal 2001 to 29.8% in fiscal 2002. A significant expansion and restructuring of our domestic sales force as well as an increase in product marketing headcount in late 2001 increased employee-related expenses by $2.1 million and $434,000 in commission expenses. In addition, marketing communications expenses increased by $614,000 as we continued to focus on promotion, marketing materials and public relations. During fiscal 2002, we deferred $235,000 in direct incremental commission expenses compared to $128,000 in fiscal 2001. We expect to recognize the deferred commission expenses once the associated product revenues are recognized.

General and Administrative.    General and administrative expenses increased 8.3% from $3.7 million in fiscal 2001 to $4.0 million in fiscal 2002. As a percentage of total net sales, general and administrative expenses decreased from 11.9% in fiscal 2001 to 9.7% in fiscal 2002. The increase in absolute dollars was primarily due to increases in employee related expenses of $527,000, depreciation of $296,000, travel expenses of $81,000, business insurance premiums of $74,000, stock-based compensation of $50,000, supplies and materials of $111,000, facility maintenance costs of $36,000 and bad debt expense of $33,000. The increase in expenses was partially offset by a reduction in professional fees of $232,000, recruiting expenses of $66,000, telephone expenses of $46,000 and outside services of $44,000. The decrease as a percentage of total net sales in fiscal 2002 was due to increased product sales relative to general and administrative expenditures.

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

Operating Income.    Operating income increased 139.2% from $1.7 million in fiscal 2001 to $4.2 million in fiscal 2002. Operating income increased significantly due to the higher rate of increase in net sales relative to the rate of increase in operating expenses. In fiscal 2001, we expanded our sales and marketing capabilities and research and development efforts, which resulted in increased sales in the 2002 period. Although we wrote off $116,000 in fiscal 2002, our write-off of $511,000 of purchased in-process research and development from CareCore also contributed to lower operating income in fiscal 2001 as compared to fiscal 2002.

Interest and Other Income, Net.    Interest and other income, net decreased 24.0% from $512,000 in fiscal 2001 to $389,000 in fiscal 2002. The decline is related to lower interest income from investments in short and long-term marketable securities resulting from lower interest rates in fiscal 2002.

Income Taxes.    Our effective tax rate was 32.2% in fiscal 2001 compared to 34.5% in fiscal 2002. The higher tax rate was primarily due to higher operating income and the discontinuation of our foreign sales corporation tax advantage in fiscal 2002.

Selected Quarterly Results of Operations

The following table sets forth unaudited financial data for each of our last eight quarters ended September 30, 2003. We believe all material adjustments necessary to present fairly the results of operations of the Company have been made. The amounts reflect our originally reported and restated results. Operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	December 31, 2001(1)		March 31, 2002(1)		June 30, 2002(1)		September 30, 2002(1)
	As Reported	Restated	As Reported	Restated	As Reported	Restated	As Reported	Restated
	(in thousands except per share data)
Consolidated Statement of Operations Data:
Net sales	$8,616	$8,809	$11,820	$9,552	$12,170	$10,959	$13,082	$11,920
Cost of sales	2,547	2,586	2,986	2,857	3,153	3,073	3,753	3,716

Gross profit	6,069	6,223	8,834	6,695	9,017	7,886	9,329	8,204
Operating expenses	5,421	5,455	6,398	6,288	6,473	6,211	7,122	6,885

Operating income	648	768	2,436	407	2,544	1,675	2,207	1,319
Net income	477	573	1,586	320	1,670	1,167	1,448	924
Accretion of redeemable convertible preferred stock	(1,804)	(1,804)	(3,178)	(3,178)	(3,264)	(3,264)	(304)	(304)

Net income (loss) available for common stockholders	$(1,327)	$(1,231)	$(1,592)	$(2,858)	$(1,594)	$(2,097)	$1,144	$620

Net income (loss) per common share:
Basic	$(0.22)	$(0.20)	$(0.26)	$(0.47)	$(0.26)	$(0.35)	$0.19	$0.10

Diluted	$(0.22)	$(0.20)	$(0.26)	$(0.47)	$(0.26)	$(0.35)	$0.17	$0.09

Weighted-average shares used in computing net income (loss) per common share:
Basic	6,025	6,025	6,027	6,027	6,043	6,043	6,071	6,071

Diluted	6,025	6,025	6,027	6,027	6,043	6,043	6,630	6,630

	Three Months Ended
	December 31, 2002(1)		March 31, 2003(1)		June 30, 2003(1)		September 30, 2003(1)
	As Reported	Restated	As Reported	Restated	As Reported	Restated	As Reported	Restated
	(in thousands except per share data)
Consolidated Statement of Operations Data:
Net sales	$12,208	$11,160	$15,338	$12,690	$16,315	$15,450	$17,198	$15,580
Cost of sales	3,741	3,695	4,212	4,037	4,794	4,725	5,149	5,149

Gross profit	8,467	7,465	11,126	8,653	11,521	10,725	12,049	10,431
Operating expenses	6,518	6,486	7,410	7,213	7,847	7,862	8,186	8,295

Operating income	1,949	979	3,716	1,440	3,674	2,863	3,868	2,136
Net income	1,276	687	2,428	1,027	2,407	1,957	2,545	1,504
Accretion of redeemable convertible preferred stock	(2,229)	(2,229)	—	—	—	—	—	—

Net income (loss) available for common stockholders	$(953)	$(1,542)	$2,428	$1,027	$2,407	$1,957	$2,545	$1,504

Net income (loss) per common share:
Basic	$(0.13)	$(0.21)	$0.26	$0.11	$0.25	$0.21	$0.26	$0.15

Diluted	$(0.13)	$(0.21)	$0.25	$0.10	$0.24	$0.19	$0.25	$0.15

Weighted-average shares used in computing net income (loss) per common share:
Basic	7,469	7,469	9,340	9,340	9,526	9,526	9,717	9,717

Diluted	7,469	7,469	9,913	9,913	10,050	10,050	10,208	10,208

(1)	See Note 3 to the consolidated financial statements for information regarding the restatement of those financial statements.

Our operating results have fluctuated from quarter to quarter due to a variety of reasons. We discuss below some of the larger changes in various line items in the table above.

Net Sales.    During the first quarter ending December 31 of each fiscal year, our software license sales tend to decrease due to seasonality matters relating to our customers’ budgetary cycles. Our first fiscal quarter includes two major holiday seasons and a major industry trade show that affect nearly four weeks of the quarter, resulting in less time for us to perform the implementation necessary to recognize software revenues.

Cost of Sales.    A significant portion of cost of sales is fixed since our delivery and installation process is dependent on headcount. As much of the labor and indirect expense associated with software installations related to systems for which revenue has been deferred are not matched with the revenue recognition of software included in those systems, cost of sales does not display a clear and predictable seasonal pattern.

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

Net Income.    As much of the labor and indirect expense associated with software installations related to systems for which revenue has been deferred are not matched with the revenue recognition of software included in those systems, net income does not display a clear and predictable seasonal pattern. Our fourth quarter net income can be lower due to higher travel expenses relating to the sales and implementation process and the determination of company-wide year-end bonuses.

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

The components of backlog as of September 30, 2003 and 2002 are as follows (amounts in thousands):

	September 30,
	2003	2002
	Restated(1)
Customer deposits	$11,132	$9,921
Deferred software license revenue	13,434	8,454
Other deferred revenue	13,645	9,589
Unearned revenue	27,745	22,298

Total backlog	$65,956	$50,262

(1)	See Note 3 to the consolidated financial statements for information regarding the restatement of those financial statements.

Of the total $66.0 million of backlog at September 30, 2003, we expect to recognize approximately $59.6 million of our backlog during fiscal 2004 with the remaining portion to be completed in subsequent periods. We cannot assure you that contracts included in backlog will generate the specified revenues or that these revenues will be fully recognized within the specified time periods.

Deferred revenue increased $9.0 million from $18.1 million at September 30, 2002 to $27.1 million at September 30, 2003. Of the increase in absolute dollars, deferred software license revenue and the related deferred maintenance and support contributed $6.2 million. This increase was comprised of $3.5 million of new installations in oncology, $2.2 million in imaging systems and $431,000 in new products to existing customers. The remaining $2.8 million was associated with other deferred revenue related to term licenses and post contract maintenance and support.

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

Net cash provided by operating activities was $7.1 million in fiscal 2001, $12.1 million in fiscal 2002 and $13.6 million in fiscal 2003. For fiscal 2001, cash provided by operating activities was primarily attributable to net income after adjustment for non-cash charges relating to depreciation and amortization. Increases in customer deposits, accrued liabilities and deferred revenue also contributed to cash provided by operating activities. For fiscal 2002 and fiscal 2003, cash provided by operating activities was primarily attributable to net income after adjustment for non-cash charges relating to depreciation, amortization and the provision for doubtful accounts. Increases in customer deposits, accrued liabilities, income taxes payable and deferred revenue, offset by increases in accounts receivable and prepaid expenses and other current assets, also contributed to cash provided by operating activities in fiscal 2002 and fiscal 2003. We incurred non-cash charges related to write-offs of in-process research and development of $511,000 in fiscal 2001 and $116,000 in fiscal 2002. During the past three years, we have aimed to improve the productivity of our accounts receivable. In determining average days sales outstanding and accounts receivable turnover, we use our gross annual invoicing and gross accounts receivable balances in each calculation as we believe this provides a more conservative and relevant measurement basis due to the significance of our deferred revenue. Our accounts receivable turnover decreased slightly to 5.5 for fiscal 2003 compared to 6.0 in fiscal 2002. Our days sales outstanding at September 30, 2003 increased to 66 from 59 at September 30, 2002. We believe that the overall increase in sales for fiscal 2003 as compared to fiscal 2002 has impacted the calculation of accounts receivable turnover and days sales outstanding ratios. We continue our efforts to improve collections by maintaining appropriate staffing levels, formalizing escalation procedures and improving internal communications. Revenue is only recognized when all of the criteria for revenue recognition have been met, which is upon acceptance and invoicing of the final balance of the fee unless the invoice has payment terms extending longer than 60 days. Any invoice that has payment terms longer than 60 days is considered to have extended payment terms and is not recognized as a receivable or revenue until it is due and payable.

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

The fee for multiple element arrangements is allocated to each element of the arrangement, such as maintenance and support, based on the relative fair values of the elements. We determine the fair value of each element in multiple element arrangements based on vendor-specific objective evidence, or VSOE, for each element, which is based on the price charged when the same element is sold separately. If VSOE of the fair value of all undelivered elements exists but VSOE of the fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If VSOE of the fair value does not exist for all undelivered elements, the entire software product fee is deferred until VSOE of the fair value is established for all undelivered elements in a multiple element arrangement, the products for which VSOE of the fair value does not exist have been subsequently delivered, or the products for which VSOE of the fair value does not exist have been canceled, whichever occurs first.

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

Fair values for the ongoing maintenance, which includes updates and support, are based upon a percentage of the current list price of the software. Fair value of services, such as training or consulting, are based upon separate sales by us of these services to other customers. We generally recognize revenue for maintenance services ratably over the contract term. Our training and consulting services are billed based on hourly rates, and we generally recognize revenue as these services are performed. The use of different estimates or assumptions could produce different results.

Allowance for Doubtful Accounts

Our estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, we evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. In these cases, we use our judgment, based on the best available facts and circumstances, and record a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on a percentage applied to license revenue. This percentage is based on historical collection and write-off experience. If circumstances change such as higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation to the company, our estimates of the recoverability of amounts due us could be reduced by a material amount.

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and if necessary, establish a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. If there is a material change in the enacted tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

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

Risk Factors

This Form 10-K/A contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of factors both in and out of our control, including the risks faced by us described below and elsewhere in this Form 10-K/A.

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

Sales of our products into the radiation oncology market in the United States, including maintenance and services, represented approximately 73.4% of our net sales in the fiscal year ended September 30, 2003. Many of the largest radiation oncology facilities and practices in the United States have previously purchased our systems. To sustain our growth, we must expand our radiation oncology sales outside the United States and increase our sales outside of the radiation oncology market. We have expanded our product offerings domestically to address medical oncology, hospital and central registry data aggregation and reporting, and recently, laboratory information systems and urology. However, we may not be successful selling our products in international radiation oncology markets, or marketing our products in new markets.

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

To successfully market and sell our products both in the United States and in foreign markets, we have developed relationships with distributors and leading oncology equipment manufacturers, including Siemens Medical Systems, Inc. Sales to Siemens represented 8.2% of our net sales in fiscal 2003, 13.0% in fiscal 2002 and 13.3% in fiscal 2001. We rely on these collaborative relationships to augment our direct sales efforts and maintain market access to potential customers, particularly in Europe and Asia, and our business strategy includes entering into additional third-party relationships in the future. Some of these manufacturers and distributors also produce or distribute products that directly compete with our core products.

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

As discussed in Notes 2 and 4 to the accompanying consolidated financial statements, effective October 1, 2002 the Company changed its method for accounting for goodwill and intangible assets.

As discussed in Note 3 to the accompanying consolidated financial statements, the Company has restated its consolidated financial statements for the years ended September 30, 2003, 2002 and 2001.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 30, 2004

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,
	2002	2003
	(Restated)
	See Note 3
Assets
Current assets:
Cash and cash equivalents	$23,432	$57,979
Available-for-sale securities	385	7,052
Accounts receivable, net of allowance for doubtful accounts of $224 in 2002 and $355 in 2003	8,086	12,100
Inventories	86	66
Deferred income taxes, net	4,098	6,334
Income tax refund receivable	686	339
Prepaid expenses and other current assets	4,316	4,667

Total current assets	41,089	88,537
Available-for-sale securities	3,156	2,719
Property and equipment, net	3,379	3,573
Deferred income taxes	864	1,137
Goodwill and other intangible assets, net of accumulated amortization of $3,613 in 2002 and $3,958 in 2003	1,892	1,572
Other assets	341	459

Total assets	$50,721	$97,997

Liabilities, Redeemable Convertible Preferred Stock, Common Stock Subject to Rescission Rights and Stockholders’ Equity
Current liabilities:
Customer deposits	$9,829	$10,900
Accounts payable	872	864
Accrued liabilities	3,252	4,758
Income taxes payable	1,950	2,353
Deferred revenue	18,043	27,079
Capital lease obligations, current portion	65	74

Total current liabilities	34,011	46,028
Customer deposits	92	232
Capital lease obligations, less current portion	114	41

Total liabilities	34,217	46,301

Commitments (Note 5)
Redeemable convertible preferred stock, par value: $0.001 per share
Authorized: 1,238,390 shares in 2002 and none in 2003
Issued and outstanding: 1,238,390 shares in 2002 and none in 2003	14,489	—

Common stock subject to rescission rights
Issued and outstanding: none in 2002 and 6,500 shares in 2003	—	98

Stockholders’ equity:
Preferred stock, par value: $0.001 per share
Authorized: no shares in 2002 and 5,000,000 shares in 2003
Issued and outstanding: none in 2002 and 2003	—	—
Common stock, par value: $0.001 per share
Authorized: 15,000,000 shares in 2002 and 60,000,000 shares in 2003
Issued and outstanding: 6,072,864 shares in 2002 and 9,719,749 shares in 2003	6	10
Additional paid-in capital	1,144	47,792
Accumulated other comprehensive loss	(1)	(16)
Retained earnings	866	3,812

Total stockholders’ equity	2,015	51,598

Total liabilities, redeemable convertible preferred stock, common stock subject to rescission rights and stockholders’ equity	$50,721	$97,997

The accompanying notes are an integral part of these consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended September 30,
	2001	2002	2003
	(Restated)	(Restated)	(Restated)
	See Note 3	See Note 3	See Note 3
Sales:
Software license and other, net	$20,699	$26,523	$34,412
Maintenance and services	10,530	14,717	20,468

Total net sales	31,229	41,240	54,880
Cost of sales:
Software license and other, net	6,125	7,689	10,257
Maintenance and services	3,376	4,543	7,349

Total cost of sales	9,501	12,232	17,606

Gross profit	21,728	29,008	37,274

Operating expenses:
Research and development	6,276	7,841	9,898
Sales and marketing	9,127	12,303	14,265
General and administrative	3,710	4,017	5,348
Write-off of purchased in-process research and development	511	116	—
Amortization of goodwill and other intangible assets	361	562	345

Total operating expenses	19,985	24,839	29,856

Operating income	1,743	4,169	7,418
Interest expense	(41)	(28)	(35)
Interest and other income	553	417	572

Income before provision for income taxes	2,255	4,558	7,955
Provision for income taxes	(726)	(1,574)	(2,780)

Net income	1,529	2,984	5,175
Accretion of redeemable convertible preferred stock	(1,431)	(8,550)	(2,229)

Net income (loss) available for common stockholders	$98	$(5,566)	$2,946

Net income (loss) per common share:
Basic	$0.02	$(0.92)	$0.33

Diluted	$0.02	$(0.92)	$0.30

Weighted-average shares used in computing net income (loss) per common share:
Basic	6,017	6,042	9,010

Diluted	6,457	6,042	9,741

The accompanying notes are an integral part of these consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended September 30, 2001, 2002 and 2003

(in thousands except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balances, October 1, 2000 (as reported)	6,014,849	$6	$901	$(12)	$7,800	$8,695
Cumulative effect of restatement	—	—	—	—	(1,448)	(1,448)

Balances, October 1, 2000 (restated)	6,014,849	6	901	(12)	6,352	7,247
Issuance of common stock through exercise of options	5,584	—	3	—	—	3
Changes in unrealized gain (loss) on available-for-sale securities	—	—	—	55	—	55
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	(1,431)	(1,431)
Net income (restated)	—	—	—	—	1,529	1,529

Balances, September 30, 2001 (restated)	6,020,433	6	904	43	6,450	7,403
Issuance of common stock through exercise of options	55,431	—	194	—	—	194
Repurchase of common stock	(3,000)	—	(4)	—	(18)	(22)
Stock-based compensation	—	—	50	—	—	50
Changes in unrealized gain (loss) on available-for-sale securities	—	—	—	(44)	—	(44)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	(8,550)	(8,550)
Net income (restated)	—	—	—	—	2,984	2,984

Balances, September 30, 2002 (restated)	6,072,864	6	1,144	(1)	866	2,015
Issuance of common stock through exercise of options and ESPP (including tax benefit of $787)	339,995	1	2,483	—	—	2,484
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	(2,229)	(2,229)
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	1,238,390	1	16,717	—	—	16,718
Issuance of common stock in connection with initial public offering, net of issuance costs of $1,816	1,875,000	2	24,339	—	—	24,341
Reclassification of common stock into common stock subject to rescission rights	(6,500)	—	(98)	—	—	(98)
Issuance of common stock in connection with secondary offering, net of issuance costs of $384	200,000	—	3,207	—	—	3,207
Changes in unrealized gain (loss) on available-for-sale securities	—	—	—	30	—	30
Foreign currency translation	—	—	—	(45)	—	(45)
Net income (restated)	—	—	—	—	5,175	5,175

Balances, September 30, 2003 (restated)	9,719,749	$10	$47,792	$(16)	$3,812	$51,598

The accompanying notes are an integral part of these consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2001	2002	2003
	(Restated)	(Restated)	(Restated)
	See Note 3	See Note 3	See Note 3
Cash flows from operating activities:
Net income	$1,529	$2,984	$5,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,142	1,313	1,702
Amortization of goodwill and other intangible assets	361	562	345
Write-off of purchased in-process research and development	511	116	—
Provision for doubtful accounts	77	151	150
Deferred income taxes	(118)	113	(206)
Loss on disposal of property and equipment	23	—	83
Gain on sale of investment	—	(8)	—
Stock-based compensation	—	50	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(738)	(1,288)	(4,189)
Inventories	(5)	(51)	20
Prepaid expenses and other current assets	(515)	(1,960)	(351)
Other assets	38	(3)	(114)
Customer deposits	1,003	2,866	1,212
Accounts payable	208	139	(8)
Accrued liabilities	416	813	1,515
Income tax payable/refund receivable	(1,048)	34	(1,554)
Tax benefits from employee stock options	—	—	787
Deferred revenue	4,253	6,270	9,037

Net cash provided by operating activities	7,137	12,101	13,604

Cash flows from investing activities:
Acquisition of property and equipment	(1,370)	(1,249)	(2,142)
Proceeds from disposal of property and equipment	—	—	163
Payments for MC2 acquisition, net of cash acquired of $2	—	(500)	—
Payments for CareCore acquisition	(231)	—	—
Payments for Intellidata acquisition, net of cash acquired of $7	—	(1,422)	—
Proceeds from sale of investment	—	44	—
Purchases of available-for-sale securities	(15,106)	(11,463)	(84,015)
Proceeds from sales of available-for-sale securities	14,690	10,415	71,617
Proceeds from maturities of available-for-sale securities	7	2,933	6,198

Net cash used in investing activities	(2,010)	(1,242)	(8,179)

Cash flows from financing activities:
Principal payments on capital leases	(50)	(57)	(67)
Proceeds from the issuance of common stock, net	4	193	29,245
Repurchase of common stock	—	(21)	—

Net cash provided by (used in) financing activities	(46)	115	29,178

Net increase in cash and cash equivalents	5,081	10,974	34,603
Effect of exchange rates on cash	—	2	(56)
Cash and cash equivalents at beginning of year	7,375	12,456	23,432

Cash and cash equivalents at end of year	$12,456	$23,432	$57,979

Supplemental information:
Accretion to redemption value of redeemable convertible preferred stock	$1,431	$8,550	$2,229

Conversion of redeemable convertible preferred stock into common stock	$—	$—	$16,718

Cash paid during the period for:
Income taxes	$1,924	$1,420	$4,564

Interest	$41	$28	$34

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

The Company accounts for sales of software and maintenance revenue under the provisions of Statement of Position 97-2, (“SOP 97-2”), “Software Revenue Recognition,” as amended. SOP 97-2 requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor-specific objective evidence (“VSOE”) of the fair value of the delivered and/or undelivered elements. For hardware transactions where no software is involved, the Company applies the provisions of Staff Accounting Bulletin 101 “Revenue Recognition.” Hardware transactions represented 3.7% of the Company’s total net sales in fiscal 2001, 3.4% in fiscal 2002 and 3.8% in fiscal 2003.

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

The Company recognizes revenue from third-party products and related configuration and installation services sold with the Company’s licensed software upon acceptance by the customer. The Company recognizes revenue from third-party products sold separately from its licensed software upon delivery.

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

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising costs

Advertising costs, included in sales and marketing expenses, are expensed as incurred. Advertising costs for the years ended September 30, 2001, 2002 and 2003 were $292,000, $267,000 and $351,000, respectively.

Income taxes

The Company accounts for income taxes under the liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when the Company determines it is more likely than not that the deferred tax assets will not be realized.

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

Had compensation costs been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net income (loss) available for common stockholders and pro forma net income (loss) per common share, basic and diluted, would have been as follows (in thousands, except per share data):

	Years Ended September 30,
	2001	2002	2003
	(Restated) See Note 3	(Restated) See Note 3	(Restated) See Note 3
Net income (loss) available for common stockholders:
As reported	$98	$(5,566)	$2,946
Add stock-based compensation included in reported net loss attributable to common stockholders	—	50	—
Less stock-based compensation cost under a fair value method	(161)	(218)	(716)

Pro forma	$(63)	$(5,738)	$2,230

Net income (loss) per common share:
Basic:
As reported	$0.02	$(0.92)	$0.33

Pro forma	$(0.01)	$(0.95)	$0.25

Diluted:
As reported	$0.02	$(0.92)	$0.30

Pro forma	$(0.01)	$(0.95)	$0.23

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

During both fiscal years 2001 and 2002, one customer accounted for approximately 14% of total net sales. No customer accounted for more than 10% of total net sales during fiscal year 2003. No customer accounted for more than 10% of total accounts receivable at September 30, 2002 and 2003.

The Company maintains allowances for potential credit losses and such losses have been within the Company’s expectations.

Segments

The Company operates in one segment, using one measurement of profitability to manage its business. As of September 30, 2002 and 2003, greater than 99% of long-lived assets are maintained in the United States of America. During the years ended September 30, 2001, 2002 and 2003, sales to international customers accounted for 6%, 9% and 4% of total net sales, respectively.

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

A reconciliation of the numerator and denominator used in the basic and diluted net income (loss) per share follows (in thousands):

	Years Ended September 30,
	2001	2002	2003
	(Restated) See Note 3	(Restated) See Note 3	(Restated) See Note 3
Numerator:
Net income	$1,529	$2,984	$5,175
Accretion of redeemable convertible preferred stock	(1,431)	(8,550)	(2,229)

Net income (loss) available for common stockholders	$98	$(5,566)	$2,946

Denominator:
Weighted-average shares used in computing basic net income (loss) per common share	6,017	6,042	9,010
Dilutive effect of options to purchase shares	440	—	558
Dilutive effect of redeemable convertible preferred stock	—	—	173

Weighted-average shares used in computing diluted net income (loss) per common share	6,457	6,042	9,741

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

Note 3—Restatement of Financial Statements:

The Company adopted Statement of Position (SOP) 97-2 “Software Revenue Recognition” which became effective for the Company in October 1999 for the purposes of revenue recognition. Subsequent to filing the

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Form 10-K for the fiscal year ended September 30, 2003, management determined that the Company had recognized revenue for certain transactions prematurely. Accordingly, the Company has restated its financial statements for the fiscal years ended September 30, 2000, 2001, 2002 and 2003 to shift some previously recognized revenues to later quarters and to defer other previously recorded revenues to periods subsequent to September 30, 2003.

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

As a result of the impact of changes in the timing of revenue recognition, net sales decreased by $2.6 million, $4.4 million and $6.2 million in the years ended September 30, 2001, 2002 and 2003, respectively, with a corresponding increase in deferred revenue. The Company also deferred the recognition of the related direct incremental commission expense and certain direct incremental travel expenses associated with revenue now being deferred until the related revenue was recognized and considered the deferred revenue in the determination of its allowance for doubtful accounts. The Company also revised its provision for income taxes for the effect of these matters. Due to the effects of the restatement on operating results during the year ended September 30, 2000, the opening retained earnings balance in fiscal 2001 was reduced by $1.4 million, net of tax.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result, the accompanying consolidated financial statements have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows (in thousands, except per share amounts):

	For the Years Ended September 30,
	2001		2002		2003
	As Reported	Restated	As Reported	Restated	As Reported	Restated
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$33,857	$31,229	$45,688	$41,240	$61,059	$54,880
Gross profit	24,226	21,728	33,249	29,008	43,163	37,274
Operating income	4,190	1,743	7,835	4,169	13,202	7,418
Net income	3,017	1,529	5,181	2,984	8,656	5,175
Net income (loss) available to common stockholders	1,586	98	(3,369)	(5,566)	6,427	2,946
Net income (loss) per common share:
Basic	$0.26	$0.02	$(0.56)	$(0.92)	$0.71	$0.33

Diluted	$0.25	$0.02	$(0.56)	$(0.92)	$0.66	$0.30

	As of September 30,
	2002		2003
	As Reported	Restated	As Reported	Restated
	(in thousands)
Consolidated Balance Sheet Data:
Allowance for doubtful accounts	$520	$224	$583	$355
Prepaid expenses and other current assets	3,281	4,316	3,169	4,667
Deferred income taxes, net	1,576	4,962	1,782	7,471
Deferred revenue	8,194	18,043	11,051	27,079
Retained earnings	5,999	866	12,426	3,812

Note 4—Balance Sheet Detail:

Available-for-sale securities

Available-for-sale securities at September 30, 2002 are summarized as follows (in thousands):

	Fair Market Value	Amortized Cost Basis	Unrealized Gain (Loss)
Municipal bonds	$315	$319	$(4)
Corporate bonds	244	244	—
Taxable floating rate notes	600	600	—
Collateralized mortgage obligations	182	179	3
Tax exempt floating rate notes	2,200	2,200	—

	$3,541	$3,542	$(1)

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Available-for-sale securities at September 30, 2003 are summarized as follows (in thousands):

	Fair Market Value	Amortized Cost Basis	Unrealized Gain
Auction rate receipts	$2,700	$2,700	$—
Corporate bonds	99	99	—
Municipal bonds	3,940	3,928	12
United States government agencies	3,032	3,015	17

	$9,771	$9,742	$29

Maturities of available-for-sale securities at September 30, 2003 are summarized as follows (in thousands):

	Maturity in 1 Year or Less	Maturity in 1 to 5 Years
Auction rate receipts	$2,700	$—
Corporate bonds	99	—
Municipal bonds	1,336	2,604
United States government agencies	2,917	115

	$7,052	$2,719

Realized gains and losses on the sale of available-for-sale securities are summarized as follows (in thousands):

	Years Ended September 30,
	2001	2002	2003
Gross realized gains	$7	$4	$5
Gross realized losses	(27)	(13)	(10)

	$(20)	$(9)	$(5)

Prepaid expenses and other current assets (in thousands)

	September 30,
	2002	2003
	(Restated) See Note 3
Prepaid commissions	$1,932	$2,028
Prepaid marketing expenses	292	419
Prepaid software installation expenses	977	1,649
Prepaid rent	24	271
Prepaid initial public offering costs	910	—
Other	181	300

	$4,316	$4,667

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For comparative purposes, the following table illustrates the Company’s net income (loss) available for common stockholders adjusted to exclude goodwill and acquired workforce amortization expense as if amortization had ceased October 1, 2000 (in thousands, except per share data):

	Years Ended September 30,
	2001	2002	2003
	(Restated) See Note 3	(Restated) See Note 3	(Restated) See Note 3
Net income (loss) available for common stockholders as reported	$98	$(5,566)	$2,946
Amortization of goodwill	69	170	—

Adjusted net income (loss) available for common stockholders	$167	$(5,396)	$2,946

Net income (loss) per common share, basic
As reported	$0.02	$(0.92)	$0.33

As adjusted	$0.03	$(0.89)	$0.33

Net income (loss) per common share, diluted
As reported	$0.02	$(0.92)	$0.30

As adjusted	$0.03	$(0.89)	$0.30

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

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred revenue (in thousands)

	September 30,
	2002	2003
	(Restated) See Note 3
Deferred software license revenue	$8,454	$13,434
Deferred maintenance and services revenue	8,767	12,775
Deferred term license revenue	822	840
Other	—	30

	$18,043	$27,079

Note 5—Commitments, Contingencies and Guarantees:

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

Indemnification Agreements

The Company enters into standard indemnification arrangements in its ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual anytime after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

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

Note 6—Redeemable Convertible Preferred Stock:

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

Note 7—Stockholders’ Equity:

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

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option activity under the Plans and the 2002 Stock Plan are as follows:

	Options Outstanding
	Number of Shares	Exercise Price	Total	Weighted Average Exercise Price
Balances, October 1, 2000	690,382	$0.32–$16.85	$2,525,603	$3.66
Options granted	202,500	$6.00	1,215,000	$6.00
Options exercised	(5,584)	$0.32–$ 5.00	(3,929)	$0.70
Options canceled/expired	(8,750)	$1.34–$16.85	(62,020)	$7.09

Balances, September 30, 2001	878,548	$0.32–$16.85	3,674,654	$4.18
Options granted	215,000	$7.00–$13.00	2,735,000	$12.72
Options exercised	(55,431)	$0.70–$ 7.00	(193,583)	$3.49
Options canceled/expired	(4,000)	$1.34–$ 6.00	(19,340)	$4.84

Balances, September 30, 2002	1,034,117	$0.32–$16.85	6,196,731	$5.99
Options granted	125,000	$19.70–$23.25	2,793,600	$22.35
Options exercised	(292,283)	$0.32–$13.00	(1,087,458)	$3.72
Options canceled/expired	(12,365)	$3.23–$16.85	(109,345)	$8.84

Balances, September, 2003	854,469	$0.32–$23.25	$7,793,528	$9.12

The options outstanding and exercisable by exercise price at September 30, 2003 are as follows:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)
$ 0.32	10,500	0.54	10,500
$ 3.23	172,411	5.03	172,411
$ 5.00	194,751	6.31	171,416
$ 6.00	155,588	7.42	89,638
$ 7.00	5,000	8.50	5,000
$13.00	188,219	8.64	48,292
$16.85	3,000	6.76	2,374
$19.70	25,000	9.39	—
$20.86	10,000	9.87	—
$23.25	90,000	9.81	—

	854,469		499,631

As of September 30, 2002, 603,057 options were exercisable.

2002 Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board of Directors in May 2002 and amended in November 2002. The stockholders approved the amended ESPP in November 2002. A total of 750,000 shares of common stock has been reserved for issuance under the ESPP. Under the ESPP, the Board of Directors may determine the duration and frequency of stock purchase periods. Initially the ESPP will operate using semi-annual offering periods. The ESPP permits participants to purchase common stock through payroll deductions of up to 10% of their total compensation, including bonuses and commissions.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation

In April 2002, the Company issued options to certain employees under the Plans with exercise prices below the deemed fair market value of the Company’s common stock at the date of grant. All of these options vested immediately upon grant. In accordance with the requirements of APB No. 25, the Company has recorded stock-based compensation expense for the difference between the exercise price of the stock options and the deemed fair market value of the Company’s stock at the date of grant. During the year ended September 30, 2002, the Company recorded stock-based compensation expense related to these options of $50,000. The Company had no stock-based compensation expense in the years ended September 30, 2001 and 2003.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Income Taxes:

The provision for income taxes is as follows (in thousands):

	Years Ended September 30,
	2001	2002	2003
	(Restated) See Note 3	(Restated) See Note 3	(Restated) See Note 3
Federal:
Current	$1,583	$2,645	$4,842
Deferred	(988)	(1,029)	(2,287)

	595	1,616	2,555

State:
Current	196	276	421
Deferred	(89)	(327)	(223)

	107	(51)	198

Foreign:
Current	24	9	27

Total provision for income taxes	$726	$1,574	$2,780

U.S. and international components of income before provision for income taxes were (in thousands):

	Years Ended September 30,
	2001	2002	2003
	(Restated) See Note 3	(Restated) See Note 3	(Restated) See Note 3
U.S.	$2,255	$4,542	$7,798
International	—	16	157

Income before provision for income taxes	$2,255	$4,558	$7,955

The components of the net deferred income tax assets are as follows (in thousands):

	September 30,
	2002	2003
	(Restated) See Note 3
Deferred tax assets:
Depreciation and amortization	$865	$1,072
Allowance for doubtful accounts	89	140
Deferred revenue	3,917	6,377
Accrued liabilities	351	347
Net operating loss carryforwards	—	35
Research tax credits	152	96

	5,374	8,067

Deferred tax liabilities
Prepaid expenses	(412)	(596)

Net deferred tax assets	$4,962	$7,471

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management periodically evaluates the recoverability of the deferred tax assets. At such time, if it is determined that it is more likely than not that the deferred tax assets are not realizable, it recognizes a valuation allowance for the amount not deemed recognizable. As of September 30, 2002 and 2003, the Company has not provided a valuation allowance because it believes it is more likely than not that all deferred tax assets will be realized in the foreseeable future. The Company has net operating loss carryforwards available to reduce future taxable income. The carryforwards will expire in 2019. The Company has research and development tax credits for state income tax purposes which can be carried forward indefinitely.

On January 3, 1995, the Company established a wholly owned Foreign Sales Corporation (“FSC”) in order to utilize certain tax income benefits associated with foreign sales. The FSC was liquidated as of September 30, 2001.

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income before taxes as follows:

	Years Ended September 30,
	2001	2002	2003
	(Restated) See Note 3	(Restated) See Note 3	(Restated) See Note 3
Federal income tax at statutory rate	34.0%	35.0%	35.0%
State income taxes, net of federal effect	5.8	5.3	2.4
Nondeductible permanent items	4.1	1.6	3.9
Research and development tax credits	(10.9)	(5.0)	(6.2)
Foreign Sales Corporation benefit	(3.0)	—	—
Foreign Sales Corporation taxes	1.1	—	—
Foreign taxes	—	0.2	(0.3)
Tax exempt interest income	—	—	(0.2)
Amortization	—	3.9	1.5
Other	1.1	(6.5)	(1.2)

Provision for income taxes	32.2%	34.5%	34.9%

Note 9—Acquisitions:

CareCore, Inc.

In February 2001, the Company acquired certain intangible assets of CareCore, Inc. (“CareCore”), a Delaware corporation engaged in the scientific software industry. The purchase consideration consisted of a prior loan provided by the Company with a fair value of approximately $309,000, the purchase of other debt holders loans of approximately $191,000 (see Note 11) and transaction costs of approximately $40,000. The Company did not assume any CareCore liabilities or employee stock options.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The acquired workforce was being amortized over 10 months on a straight-line basis through February 2002. The fair value of the identifiable assets, including the portion of the purchase price attributed to the acquired in-process research and development, was determined by management. The income approach was used to value the in-process research and development, which includes an analysis of the completion costs, cash flows, other required assets and risk associated with achieving such cash flows. Management expected revenues to start in 2001 and continue through 2003. Gross margins are estimated to be stable and operating expense ratios are expected to slightly decline over the years. The present value of these cash flows were then calculated with a discount rate of 30% for the in-process research and development. At the date of the acquisition, the Company determined the technological feasibility of CareCore’s products was not established and, accordingly, wrote-off the corresponding amounts to acquired in-process research and development. At the date of acquisition, the only identifiable intangible asset acquired was the workforce. Currently the Company knows of no developments which would lead it to change its original assessment of the expected timing and commercial viability of these projects.

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

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Years Ended September 30,
	2001	2002
	(Restated) See Note 3
Net sales	$32,318	$41,690
Net income (loss) available for common stockholders	$602	$(5,737)
Net income (loss) per common share:
Basic	$0.10	$(0.95)
Diluted	$0.09	$(0.95)
Weighted-average shares used in computing net income (loss) per common share:
Basic	6,017	6,042
Diluted	6,457	6,042

Note 10—Retirement Plan:

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

Note 11—Related Party Note Receivable:

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

Also in November 1999, CareCore entered into convertible promissory note agreements with Officers and Directors of the Company. The Company’s Officers and Directors owned 45.6% of the outstanding common stock of CareCore. On December 29, 2000, the Company purchased the outstanding convertible notes receivable from the Officers and Directors of the Company at $0.30 on each $1.00 for total consideration of approximately $191,000. In February 2001, these receivables were settled and the warrant was terminated as part of the Company’s acquisition of CareCore (see Note 9).

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

a. Evaluation Of Disclosure Controls And Procedures.

Joseph Jachinowski, our Chief Executive Officer, and Kendra Borrego, our Chief Financial Officer, conducted an evaluation of the effectiveness of IMPAC’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2003. Based upon their evaluation, they each found the Company’s disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports that IMPAC files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that information required to be disclosed is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

As described in Note 3 of the notes to the consolidated financial statements included in Part I—Item 8 of this Form 10-K/A, subsequent to the issuance of IMPAC’s consolidated financial statements for the year ended September 30, 2003, our management determined to restate our consolidated financial statements as of and for the years ended September 30, 2000, 2001, 2002 and 2003, to shift some previously recognized revenues to later quarters or to defer recorded revenues and recognize them in periods subsequent to September 30, 2003.

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

PART III

Item 10.    Directors and Executive Officers of the Registrant

We have adopted a code of ethics that applies to all executive officers and directors of the Company, a copy of which was filed as Exhibit 14 to our Form 10-K.

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

Date: April 16, 2004	IMPAC MEDICAL SYSTEMS, INC.

	By	/s/ JOSEPH K. JACHINOWSKI

Joseph K. Jachinowski President and Chief Executive Officer

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of

IMPAC Medical Systems, Inc. and Subsidiaries

Our audits of the consolidated financial statements referred to in our report dated March 30, 2004 appearing in this Annual Report on Form 10-K/A also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K/A. In our opinion, the restated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 3 to the accompanying consolidated financial statements, the Company has restated its consolidated financial statements for the years ended September 30, 2003, 2002 and 2001.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 30, 2004

SCHEDULE II

IMPAC MEDICAL SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS(1)

For the Years Ended September 30, 2001, 2002 and 2003

Descriptions	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable
Year ended September 30, 2001	$218,000	$77,000	$—	$295,000
Year ended September 30, 2002	295,000	151,000	(222,000)	224,000
Year ended September 30, 2003	224,000	150,000	(19,000)	355,000

(1)	Restated for matters discussed in Note 3 of the Company’s accompanying consolidated financial statements.

All other financial statement schedules have been omitted because the information required to be set forth herein is not applicable or is shown either in the accompanying consolidated financial statements or the notes thereto.

EXHIBIT INDEX

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K/A

Exhibit Number	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

4.1	Specimen Stock Certificate.(2)

10.1	Software Distribution Agreement dated April 25, 2001 between IMPAC and Siemens Medical Systems, Inc.†(2)

10.2	Application Service Provider (ASP) Agreement dated May 31, 2002 between IMPAC and US Oncology, Inc.†(2)

10.3	Lease Agreement dated September 1, 1999 between the Revocable Living Trust dated March 23, 1987, Hillview Management, Inc. and IMPAC, as amended, for the premises in Mountain View, California.(2)

10.3.1	Second Addendum dated March 23, 2000 to Lease Agreement dated September 1, 1999 between the Revocable Living Trust dated March 23, 1987, Hillview Management, Inc. and IMPAC for the premises in Mountain View, California.(2)

10.3.2	Third Addendum dated February 5, 2003 to Lease Agreement dated September 1, 1999 between the Revocable Living Trust dated March 23, 1987, Hillview Management, Inc. and IMPAC for the premises in Mountain View, California.(3)

10.4	Form of Indemnification Agreement between IMPAC and each of its officers and directors.(2)

10.5	1993 Stock Option Plan.(2)

10.6	1998 Stock Plan.(2)

10.7	2002 Stock Plan.(2)

10.8	2002 Employee Stock Purchase Plan.(2)

10.9	Form of Incentive Stock Option Agreement for 2002 Stock Plan.(2)

10.10	Form of Nonqualified Stock Option Agreement for 2002 Stock Plan.(2)

14.1	Code of Ethics*

21.1	List of Subsidiaries of IMPAC*

23.1	Consent of Independent Accountants.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference from the same numbered exhibit to IMPAC’s Form 10-Q for the quarter ended December 31, 2002.
(2)	Incorporated by reference from the same numbered exhibit to IMPAC’s registration statement on Form S-1 (File No. 333-89724).
(3)	Incorporated by reference from the same numbered exhibit to IMPAC’s registration statement on Form S-1 (File No. 333-104739).
†	Confidential treatment requested as to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*	Previously filed.