Form 10-Q
period 2003-12-31
IMPAC MEDICAL SYSTEMS INC
filed 2004-04-19
CIK 1026448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 12 , 2004	9,878,019

PART I.    FINANCIAL INFORMATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

The statements contained in this Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future. Forward looking statements include statements regarding the Company’s business strategy, timing of, and plans for, the introduction of new products and enhancements, future sales, market growth and direction, competition, market share, revenue growth, operating margins and profitability. All forward looking statements included in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statement. Actual results could differ materially from the Company’s current expectations. Factors that could cause or contribute to such differences include the Company’s ability to expand outside the radiation oncology market or expand into international markets, lost sales or lower sales prices due to competitive pressures, ability to integrate its products successfully with related products and systems in the medical services industry, reliance on distributors and manufacturers of oncology equipment to market its products, and other factors and risks discussed in the Company’s Form 10-K/A dated April 16, 2004 and other reports filed by the Company from time to time with the Securities and Exchange Commission.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)	December 31, 2003	September 30, 2003
Assets		Restated (See Note 1)
Current assets:
Cash and cash equivalents	$36,220	$57,979
Available-for-sale securities	5,575	7,052
Accounts receivable, net	15,957	12,100
Unbilled accounts receivable	975	—
Income tax refund receivable	339	339
Inventories	69	66
Deferred income taxes, net	6,966	6,334
Prepaid expenses and other current assets	4,905	4,667

Total current assets	71,006	88,537
Available-for-sale securities	3,765	2,719
Property and equipment, net	3,820	3,573
Deferred income taxes	1,116	1,137
Goodwill	13,760	654
Other intangible assets, net	9,436	918
Other assets	459	459

Total assets	$103,362	$97,997

Liabilities, Common Stock Subject to Rescission Rights and Stockholders’ Equity
Current liabilities:
Customer deposits	$10,679	$10,900
Accounts payable	427	864
Accrued liabilities	2,951	4,758
Income taxes payable	2,820	2,353
Deferred revenue	32,694	27,079
Capital lease obligations	157	74

Total current liabilities	49,728	46,028
Customer deposits, net of current portion	232	232
Capital lease obligations, net of current portion	21	41

Total liabilities	49,981	46,301

Common stock subject to rescission rights	—	98

Stockholders’ equity:
Preferred stock	—	—
Common stock	10	10
Additional paid-in capital	48,908	47,792
Accumulated other comprehensive loss	(33)	(16)
Retained earnings	4,496	3,812

Total stockholders’ equity	53,381	51,598

Total liabilities, common stock subject to rescission rights and stockholders’ equity	$103,362	$97,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,
	2003	2002
(In thousands, except per share amounts)		Restated (See Note 1)
Sales:
Software license and other, net	$8,338	$6,707
Maintenance and services	6,053	4,453

Total net sales	14,391	11,160
Cost of sales:
Software license and other, net	2,930	1,994
Maintenance and services	2,203	1,701

Total cost of sales	5,133	3,695

Gross profit	9,258	7,465

Operating expenses:
Research and development	2,431	2,112
Sales and marketing	4,008	3,161
General and administrative	1,235	1,111
Amortization of intangible assets	120	102
Write-off of purchased in process research and development	557	—

Total operating expenses	8,351	6,486

Operating income	907	979
Interest expense	(3)	(6)
Interest and other income	148	83

Income before provision for income taxes	1,052	1,056
Provision for income taxes	(368)	(369)

Net income	684	687
Accretion of redeemable convertible preferred stock	—	(2,229)

Net income (loss) available to common stockholders	$684	$(1,542)

Net income (loss) per common share:
Basic	$0.07	$(0.21)

Diluted	$0.07	$(0.21)

Weighted-average shares used in computing net income (loss) per common share:
Basic	9,758	7,469

Diluted	10,240	7,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended December 31,
	2003	2002
(In thousands)		Restated (See Note 1)
Cash flows from operating activities:
Net income	$684	$687
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment	438	402
Amortization of intangible assets	120	102
Provision for doubtful accounts	32	30
Write-off of acquired in-process research and development	557	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,391)	(2,549)
Inventories	(3)	29
Prepaid expenses and other current assets	(222)	614
Other assets	37	(71)
Customer deposits	(221)	214
Accounts payable	(437)	(5)
Accrued liabilities	(1,810)	(1,142)
Income tax payable/refund receivable	468	(1,130)
Deferred revenue	2,006	1,904
Deferred income taxes	(631)	—

Net cash used in operating activities	(373)	(915)

Cash flows from investing activities:
Acquisition of property and equipment	(372)	(565)
Payments for the acquisition of Tamtron and MRS	(22,430)	—
Purchases of available-for-sale securities	(17,675)	(7,648)
Proceeds from sales of available-for-sale securities	9,246	46
Proceeds from maturities of available-for-sale securities	8,835	7,764

Net cash used in investing activities	(22,396)	(403)

Cash flows from financing activities:
Principal payments on capital leases	(18)	(15)
Proceeds from the issuance of common stock, net	1,019	24,477

Net cash provided by financing activities	1,001	24,462

Effect of exchange rates on cash	9	(15)
Net increase (decrease) in cash and cash equivalents	(21,768)	23,144
Cash and cash equivalents at beginning of period	57,979	23,432

Cash and cash equivalents at end of period	$36,220	$46,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IMPAC Medical Systems, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004, or for any future period. The Company’s management restated its consolidated financial statements at and for the fiscal years ended September 30, 2003, 2002, 2001 and 2000, including the quarter ended December 31, 2002, to shift some previously recognized revenues to later quarters or to defer recorded revenues and recognize them in periods subsequent to September 30, 2003. The balance sheet at September 30, 2003 has been derived from the audited consolidated financial statements, as restated, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2003 included in the Company’s Annual Report on Form 10-K/A filed April 16, 2004.

NOTE 2—Public Offerings

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

NOTE 3—Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Form 10-K/A filed on April 16, 2004 for the year ended September 30, 2003. With the exception of the new significant accounting policy for revenue recognition for pathology information management systems set forth below, the Company’s significant accounting policies have not materially changed as of December 31, 2003.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. As of December 31, 2003 and September 30, 2003 inventory is comprised entirely of finished goods.

IMPAC SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Goodwill and other intangible assets

Goodwill and other intangible assets, including customer lists and acquired workforce, are stated at cost and are amortized on a straight-line basis over their estimated useful lives of generally two to five years. Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17 (“APB No. 17”), “Intangible Assets.” In accordance with SFAS No. 142, the Company has ceased amortizing goodwill and instead performs an assessment for impairment at least annually by applying a fair-value based test. The Company has also reclassified the unamortized balance of acquired workforce to goodwill. Accordingly, no goodwill or acquired workforce amortization was recognized during the three months ended December 31, 2002 and 2003. The annual goodwill impairment test was completed during the first quarter of fiscal 2004, and did not result in any impairment of recorded goodwill.

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

IMPAC SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

In December 2003, the Company added a pathology information management system to its suite of product offerings with the acquisition of certain assets of Tamtron Corporation from IMPATH Inc. (see Note 6). Pathology information management systems involve significant implementation and customization efforts essential to the functionality of the related products. Accordingly, the Company recognizes the license and professional consulting services generated through the sale of pathology management information systems using the percentage-of-completion method using labor hours incurred as prescribed by SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts.” The progress toward completion is measured based on labor hours incurred as compared to total estimated hours to complete. The Company accounts for a change in estimate in the period the change was identified. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated.

The Company has also entered into an application service provider agreement whereby the Company provides all software, equipment and support during the term of the agreement. Revenues are recognized ratably over the term of the agreement, generally 60 months. Under the terms of these agreements, the customers must pay for the final two months of the term up front. These deposits are classified as long-term customer deposit liabilities on the Company’s consolidated balance sheet.

IMPAC SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The Company uses the intrinsic value method of APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” in accounting for its employee stock options, and presents disclosure of pro forma information required under SFAS No. 123, as amended by SFAS No. 148. No compensation expense is included in the net loss attributable to common stockholders as reported during the three months ended December 31, 2003 and 2002.

Had compensation costs been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s total stock-based compensation cost, pro forma net income (loss) available for common stockholders and pro forma net income (loss) per common share, basic and diluted, would have been as follows (in thousands, except per share data):

	Three Months Ended December 31,
	2003	2002
		Restated (See Note 1)
Net income (loss) available for common stockholders as reported	$684	$(1,542)
Deduct: Stock-based employee compensation determined under a fair value based method	(274)	(67)

Pro forma net income (loss) available for common stockholders	$410	$(1,609)

Net income (loss) per common share, basic
As reported	$0.07	$(0.21)

Pro forma	$0.04	$(0.22)

Net income (loss) per common share, diluted
As reported	$0.07	$(0.21)

Pro forma	$0.04	$(0.22)

The determination of fair value of all options granted after the Company’s initial public offering include an expected volatility factor in addition to the risk free interest rate, expected term and expected dividends. No options were granted during the three months ended December 31, 2003 and 2002.

Other comprehensive income (loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on available-for-sale

IMPAC SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

securities and cumulative translation adjustments represent the components of comprehensive loss that were excluded from the net loss attributable to common stockholders. Total comprehensive income (loss) for the three months ended December 31, 2003 and 2002, is presented in the following table (in thousands):

	Three Months Ended December 31,
	2003	2002
		Restated (See Note 1)
Net income (loss) available to common stockholders	$684	$(1,542)
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities	(24)	5
Foreign currency translation adjustments	6	(6)

Comprehensive income (loss)	$666	$(1,543)

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

A reconciliation of the numerator and denominator used in the basic and diluted net loss per share follows (in thousands):

	Three Months Ended December 31,
	2003	2002
		Restated (See Note 1)
Numerator
Net income	$684	$687
Accretion of redeemable convertible preferred stock	—	(2,229)

Net income (loss) available to common stockholders	$684	$(1,542)

Denominator
Weighted-average shares used in computing basic net income (loss) per common share	9,758	7,469
Dilutive effect of options to purchase shares	482	—

Weighted-average shares used in computing diluted net income (loss) per common share	10,240	7,469

The following outstanding options and redeemable convertible preferred stock were excluded from the computation of diluted net loss per share as their effect is antidilutive:

	Three Months Ended December 31,
	2003	2002
	(in thousands)
Options to purchase common stock	90	626

IMPAC SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Recent accounting pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB 51, which subsequently has been revised by FIN 46-R. The primary objectives of FIN 46-R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46-R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46-R is effective for VIEs created after January 31, 2003 and is effective for all VIEs created before February 1, 2003 that are Special Purpose Entities (SPEs) in the first reporting period ending after December 15, 2003 and for all other VIEs created before February 1, 2003 in the first reporting period ending after March 15, 2004. The Company believes there are no entities qualifying as VIEs and the adoption of FIN 46-R to date has not had any effect on the Company’s financial position, cash flows or results of operations.

In May 2003, the EITF reached a consensus on EITF Issue No. 03-05, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in Arrangements Containing More-Than-Incidental Software”. EITF No. 03-05 addresses the applicability of Statement of Position No. 97-2 regarding software and non-software deliverables in a multiple element arrangement, giving consideration to whether the deliverables are essential to the functionality of one another and whether the whole arrangement falls within SOP 97-2 as a result. EITF Issue No. 03-05 is effective for interim periods beginning after August 13, 2003. The adoption of EITF Issue No. 03-05 did not have a material impact on the Company’s financial position and results of operations.

NOTE 4—Commitments

Facilities

In addition to facility leases listed in our Form 10-K/A filed on April 16, 2004, on December 23, 2003, the Company acquired certain assets and assumed certain liabilities of Tamtron Corporation and Medical Registry Services, Inc. (see Note 6). In connection with this asset purchase, the Company assumed lease agreements for facilities in San Jose, California and Hackensack, New Jersey from December 23, 2003 forward. The leases expire in March 2004 and July 2005, respectively. Total minimum future payments, payable in monthly installments, due under the lease agreements as assumed amounted to $212,653. Total minimum future operating and facility lease payments, inclusive of amounts assumed in the Tamtron/MRS Acquisition payable in monthly installments, amounted to $8.8 million as of December 31, 2003.

NOTE 5—Common Stock Subject to Rescission Rights

Prior to the effectiveness of the Company’s registration statement for its initial public offering, an officer of the Company sent an email to 15 friends whom he had designated as potential purchasers of common stock in a directed share program in connection with the initial public offering. The email was not accompanied by a preliminary prospectus and may have constituted a prospectus that did not meet the requirements of the Securities Act of 1933. If the email did constitute a violation of the Securities Act of 1933, the recipients of the letter who purchased common stock in the Company’s initial public offering could have had the right, for a period of one year from the date of their purchase of common stock, to obtain recovery of the consideration paid in connection with their purchase of common stock. For one year following the initial public offering, the Company classified a total of 6,500 shares issued with rescission rights outside of stockholders’ equity, as the

IMPAC SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

redemption features were not within the control of the Company. Any possible rescission rights would have lapsed in November 2003, and the 6,500 shares were reclassified to stockholder’s equity.

NOTE 6—Acquisitions

On December 23, 2003, the Company completed the acquisition of certain assets and certain liabilities of Tamtron Corporation (“Tamtron”) and Medical Registry Services, Inc. (“MRS”), the PowerPath® pathology information management and cancer registry information system businesses of IMPATH Inc. for total cash consideration of $22.0 million and approximately $430,000 of acquisition costs. The acquisitions were made pursuant to an asset purchase agreement, dated November 24, 2003, by and among Tamtron, MRS and the Company. The Company intends to continue to operate each of the acquired businesses.

The acquisition of assets and liabilities of Tamtron and MRS was accounted for in accordance with SFAS No. 141 “Business Combinations” using the purchase method of accounting and, accordingly, the results of operations of Tamtron and MRS were included in the Company’s consolidated financial statements subsequent to December 23, 2003. The purchase price was allocated to the net tangible and identifiable intangible assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition as determined by management. The excess of the purchase price over the fair value of the net identifiable assets was allocated to goodwill. The purchase price was allocated as follows (in thousands):

Tangible assets	$3,839
Deferred revenue	(3,609)
Other assumed liabilities	(101)
Developed/core technology	5,138
Customer base	3,032
Tradename	469
In-process research and development	557
Goodwill	13,105

$22,430

The Company is amortizing developed/core technology, the customer base and tradename on a straight line basis over two to five years, five to seven years and two to six years, respectively. In accordance with SFAS No. 142, no amortization has been recorded on the goodwill. As a result of these acquisitions, the Company expects to recognize amortization expense of $1.5 million during the remainder of fiscal year 2004. The Company expects to recognize amortization expense of $2.0 million, $1.6 million, $1.4 million, $1.4 million and $638,000 during fiscal years 2005, 2006, 2007, 2008 and thereafter, respectively.

The fair value of the identifiable assets, including the portion of the purchase price attributed to the developed/core technology, acquired in-process research and development, the customer base and the tradename was determined by management. The income approach was used to value developed/core technology, acquired in-process research and development, the customer base and the tradename, which includes an analysis of the completion costs, cash flows, other required assets and risk associated with achieving such cash flows. Gross margins were estimated to be stable and operating expense ratios were estimated to slightly improve over the years. The present value of the cash flows for MRS was calculated with a discount rate of 15% for the developed/core technology, customer base and tradename, and 20% for the in-process research and development. The present value of the cash flows for Tamtron was calculated with a discount rate of 15% for the developed/core technology and customer base, 17.5% for the tradename and 20% for the in-process research and development.

IMPAC SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The in-process research and development projects relate primarily to the development of additional modules to the pathology information system and additional features for the registry system and are expected to be completed over the next twelve months. The purchased in-process technology was not considered to have reached technological feasibility and it has no alternative future use. Accordingly, it was recorded as a component of operating expense. The revenues, expenses, cash flows and other assumptions underlying the estimated fair value of the acquired in-process research and development involve significant risks and uncertainties. The risks and uncertainties associated with completing the acquired in-process projects include retaining key personnel and being able to successfully and profitably produce, market and sell related products. The Company does not know of any developments which would lead it to significantly change its original estimate of the expected timing and commercial viability of these projects.

Goodwill of approximately $13.1 million represented the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The Company believes that its existing registry product offering along with the assets of MRS positions it as a leader in the market for data aggregation of cancer care information. The Company also believes that the addition of assets from Tamtron in the area of pathology information systems creates a more relevant and comprehensive product offering to its customers. The combination of both acquisitions allows the Company to better achieve its goal to provide a total solution that manages the complexity of cancer care throughout the spectrum of detection, diagnosis, treatment and follow-up.

Pro Forma Financial Information

The following pro forma financial information is based on the respective historical financial statements of the Company, Tamtron and MRS. The pro forma financial information reflects the consolidated results of operations as if the acquisitions of Tamtron and MRS occurred at the beginning of each of the periods presented and includes the amortization of the identifiable intangible assets. The pro form data excludes non-recurring charges, such as in-process research and development of approximately $557,000 in the quarter ended December 31, 2003. The pro forma financial data presented is not necessarily indicative of the Company’s results of operations that might have occurred had the transaction been completed at the beginning of the periods presented, and do not purport to represent what the Company’s consolidated results of operations might be for any future period (in thousands, except per share data).

	Three Months Ended December 31,
	2003	2002
Net sales	$17,206	$13,605
Net income available for common stockholders	$4,655	$579
Net income per common share,
Basic	$0.48	$0.08
Diluted	$0.45	$0.08
Weighted-average shares used in computing net income per common share:
Basic	9,758	7,469
Diluted	10,240	7,469

NOTE 7—Subsequent Events

In January 2004, the Company established a wholly-owned subsidiary in Australia, IMPAC Medical Systems Pty Ltd.

In March 2004, the Company entered into a lease agreement to lease new office space in San Jose, California. The lease expires March 31, 2007. Future minimum payments under the lease amount to $503,593, payable in equal monthly installments.

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

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the effects of the restatement of our condensed consolidated balance sheet as of December 31, 2002 and the condensed consolidated statement of operations and statement of cash flows for the three months ended December 31, 2002. See Note 8 to the condensed consolidated financial statements for further discussion of this matter.

Overview

We provide information technology systems for cancer care. Our systems provide electronic medical record, imaging, decision support, scheduling, laboratory management and billing applications in an integrated platform to manage the complexities of cancer care, from detection and diagnosis through treatment and follow-up. We were founded in 1990, and our growth has been primarily organic, supplemented by several product and small company acquisitions.

Net Sales and Revenue Recognition

We sell our products directly throughout the world and primarily in North America, Europe and the Pacific Rim countries. In addition, we use non-exclusive distributors to augment our direct sales efforts. Sales through our primary distributor, Siemens Medical Systems, Inc., represented 7.3% of our total net sales in the three months ended December 31, 2003 and 10.3% for the same period in 2002. The decline in distributor sales as a percentage of net sales is primarily attributable to a higher growth rate in our direct sales. We have signed agreements with other distributors, which have not yet generated sales. Revenues from the sale of our products and services outside the United States accounted for 4.5% of our net sales in the three months ended December 31, 2003 and 6.2% of our net sales for the same period in 2002. The decline in international sales as a percentage of net sales is primarily attributable to a higher growth rate in our domestic sales.

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

The decision to implement, replace, expand or substantially modify an information system is a significant commitment for healthcare organizations. In addition, our systems typically require significant capital expenditures by the customer. Consequently, we experience long sales and implementation cycles. The sales cycle for our systems ranges from six to twenty-four months or more from initial contact to contract execution. Our implementation cycle generally ranges from three to nine months from contract execution to completion of implementation. In addition to the core system, approximately one third of our customers purchase additional product modules along with the core system that they intend to implement over a period of time beyond the typical implementation cycle of three to nine months.

We have experienced significant variations in revenues and operating results from quarter to quarter. Our quarterly operating results may continue to fluctuate due to a number of factors, including: the timing, size and complexity of our product sales and implementations; our inability to recognize revenue from multiple element software contracts where certain elements have been delivered, installed and accepted but other elements remain undelivered; construction delays at client centers which impact our ability to install products; the timing of installation of third party medical devices, including accelerators, simulation machines and imaging devices, at client sites, which must be installed before we can implement our systems; overall demand for healthcare information technology; and other factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” section of our Annual Report on Form 10-K/A for the year ended September 30, 2003.

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

We recognize revenue once software products outlined in the related purchase and license agreement have been installed, accepted and in clinical use at the customer site. When a customer accepts only a subset of the products outlined in a multiple element purchase and license agreement and we have not established vendor specific objective evidence, or VSOE, of the fair value of the undelivered elements, we invoice the customer for the accepted products and record the transaction as deferred software license revenue. We recognize the deferred revenue when all elements in a multiple element arrangement are accepted, VSOE of the fair value is established on the remaining undelivered elements, or the undelivered elements for which VSOE of the fair value does not exist have been canceled, whichever occurs first.

The first year of maintenance and support for our software products is included in the purchase price. Upon revenue recognition, we defer 12% of the list price, which is the renewal rate, and recognize that portion over the remaining term of the included maintenance and support period. For example, if revenue recognition occurs four months subsequent to product acceptance, we would recognize one third of the 12% maintenance and support deferral as revenue and recognize the remaining two thirds of the deferral over the following eight months. In situations where the first phase of software products are installed greater than one year prior to our ability to recognize the related revenue, it is not be necessary to defer 12% of the list price and recognize that portion over the included maintenance and support period as the first year maintenance and support obligation is no longer applicable. In these cases, 12% of the license purchase price is classified as maintenance and services revenue at the time of revenue recognition.

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

We recognize revenue from third-party products and related configuration and installation services sold with our licensed software upon acceptance by the customer. We recognize revenue from third-party products sold separately from our licensed software upon delivery. Third-party products represented 4.6% of our total net sales in the three months ended December 31, 2003 and 4.3% for the same period in 2002. The increase in third party sales as a percentage of net sales is attributable to a higher growth rate in our third party product sales.

We recognize distributor related revenues upon the receipt of a completed purchase order and the related customer information needed to generate software registration keys, which allow us to distribute the software to the end user and satisfy our regulatory information tracking requirements. We provide maintenance and support to our distributor. The cost of the first year’s support is included in the fee. Renewal support is purchased for 5% of the transfer price for software licenses sold to their customers. We defer the distributor’s first year post-contract support, based on the renewal rate, and recognize that portion of the revenue ratably over the support period. We invoice maintenance and support annually at the beginning of each fiscal year and recognize revenue ratably over the applicable twelve-month period.

In December 2003, we added a pathology information management system to our suite of product offerings with the acquisition of certain assets of Tamtron Corporation from IMPATH Inc. (see Note 6 to the condensed consolidated financial statements). Pathology information management systems involve significant implementation and customization efforts essential to the functionality of the related products. Accordingly, we recognize the license and professional consulting services generated through the sale of pathology management information systems using the percentage-of-completion method using labor hours incurred as prescribed by SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts.” The progress toward completion is measured based on labor hours incurred as compared to total estimated hours to complete. We account for a change in estimate in the period the change was identified. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated.

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

Depreciation and Amortization

Our property and equipment is recorded at our cost minus accumulated depreciation and amortization. We depreciate the costs of our tangible capital assets on a straight-line basis over the estimated economic life of the asset, which is generally three to seven years. Acquisition related intangible assets have historically been amortized based upon the estimated economic life, which is generally two to six years. Leasehold improvements and equipment purchased through a capital lease are amortized over the life of the related asset or the lease term, if shorter. If we sell or retire an asset, the cost and accumulated depreciation is removed from the balance sheet and the appropriate gain or loss is recorded. We expense repair and maintenance costs as incurred.

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

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales Three Months Ended December 31,
	2003	2002
		Restated
		(See Note 1)
Sales:
Software license and other, net	57.9%	60.1%
Maintenance and services	42.1	39.9

Total net sales	100.0	100.0
Cost of sales:
Software license and other, net	20.4	17.9
Maintenance and services	15.3	15.2

Total cost of sales	35.7	33.1

Gross profit	64.3	66.9

Operating expenses:
Research and development	16.9	18.9
Sales and marketing	27.8	28.3
General and administrative	8.6	10.0
Amortization of intangible assets	0.8	0.9
Write-off of purchased research and development	3.9	—

Total operating expenses	58.0	58.1

Operating income	6.3	8.8
Interest and other income, net	1.0	0.7

Income before provision for income taxes	7.3	9.5
Provision for income taxes	(2.5)	(3.3)

Net income	4.8%	6.2%

Three Months Ended December 31, 2003 Compared with Three Months Ended December 31, 2002

Net Sales. Net sales increased 29.0% to $14.4 million in the three months ended December 31, 2003 from $11.2 million for the same period in 2002. Net software related sales increased 24.3% to $8.3 million in the three months ended December 31, 2003 from $6.7 million for the same period in 2002. Sales of new products to existing customers in oncology accounted for $988,000 of the $1.6 million increase, sales of new products in oncology to new customers accounted for $500,000, and net sales from imaging, laboratory, urology and registry accounted for $142,000 in the three months ended December 31, 2003, of which $78,000 was related to the registry product acquisition. Maintenance and services increased 35.9% to $6.1 million for the three months ended December 31, 2003 from $4.5 million for the same period in 2002. Maintenance and support contracts contributed primarily to the $1.6 million increase, of which $54,000 was related to the pathology product acquisition. Our continued high customer retention on maintenance and support contracts, the general price increase, and expansion of our service offerings all contributed to the growth of maintenance and services as a percentage of net sales. For a discussion of Deferred Revenue, see Backlog below.

Cost of Sales. Total cost of sales increased 38.9% to $5.1 million for the three months ended December 31, 2003 from $3.7 million for the same period in 2002. Our gross margin decreased to 64.3% for the three months ended December 31, 2003 from 66.9% for the same period in 2002. Cost of sales relating to net software sales increased 46.9% to $3.0 million for the three months ended December 31, 2003 from $2.0 million for the same period in 2002. Our gross margin associated with net software sales decreased to 64.9% for the three months ended December 31, 2003 from 70.3% for the same period in 2002. The increase in expenses related to $623,000 in employee costs, $227,000 in supplies and materials, $56,000 in implementation costs, and $40,000 in travel. The decline in gross margin associated with net software sales relates to our need to invest early in the fiscal year on resources that will provide implementation capacity to meet the demand for projected new systems during the remainder of fiscal year 2004. In addition, the $623,000 increase in employee related costs included $77,000 associated with employees acquired upon the closing of the Tamtron and MRS asset purchases on December 23, 2003 (the “Tamtron/MRS Acquisition”).

Cost of sales relating to maintenance and services increased 29.5% to $2.2 million for the three months ended December 31, 2003 from $1.7 million for the same period in 2002. Our gross margin associated with maintenance and services increased to 63.6% for the three months ended December 31, 2003 from 61.8% for the same period in 2002. The increase in expenses was related to $312,000 in continuing engineering costs and $234,000 in employee related costs offset by reductions of $26,000 in travel expense, $9,000 in telephone expense and $8,000 in supplies and materials. We continued to invest in our support organization, but at a more conservative rate and operational efficiencies contributed to the increase in our gross margin associated with maintenance and services. In addition, the $234,000 increase in employee related costs included $15,000 associated with employees acquired as part of the Tamtron/MRS Acquisition. During the three months ended December 31, 2003, we deferred $116,000 in direct incremental travel expenses associated with software installation and training trips compared to $46,000 during the same period in fiscal 2002. We expect to recognize the deferred travel expenses once the associated product revenues are recognized.

Research and Development. Research and development expenses increased 15.1% to $2.4 million for the three months ended December 31, 2003 from $2.1 million for the same period in 2002. As a percentage of total net sales, research and development expenses decreased to 16.9% for the three months ended December 31, 2003 from 18.9% for the same period in 2002. Additional engineering headcount and the associated personnel expenses of $348,000 were the primary factors for the increase, offset by reductions of $18,000 in telephone expense and $12,000 in supplies and materials. The decrease as a percentage of total net sales in the three months ended December 31, 2003 was due to increased net sales relative to research and development expenses. The $348,000 increase in employee related costs included $58,000 associated with employees acquired as part of the Tamtron/MRS Acquisition.

Sales and Marketing. Sales and marketing expenses increased 26.8% to $4.0 million for the three months ended December 31, 2003 from $3.2 million for the same period in 2002. As a percentage of total net sales, sales and marketing expenses decreased to 27.8% for the three months ended December 31, 2003 as compared to

28.3% for the same period in 2002. The increase in absolute dollars related to $626,000 in employee related costs, $114,000 in travel, $62,000 in outside services, $53,000 in advertising, $53,000 in sponsorships, $24,000 in trade shows and $17,000 in supplies and materials, offset by reductions of $99,000 in commissions and $2,000 in telephone costs. The $626,000 increase in employee related costs included $51,000 associated with employees acquired as part of the Tamtron/MRS Acquisition. During the three months ended December 31, 2003, we deferred $51,000 in direct incremental commission expenses compared to $12,000 during the same period in fiscal 2002. We expect to recognize the deferred commission expenses once the associated product revenues are recognized.

General and Administrative. General and administrative expenses increased 11.2% to $1.2 million for the three months ended December 31, 2003 from $1.1 million for the same period in 2002. As a percentage of total net sales, general and administrative expenses decreased to 8.6% for the three months ended December 31, 2003 from 10.0% for the same period in 2002. The increase in absolute dollars was primarily due to increases in professional fees of $118,000 and maintenance costs of $48,000 offset by reductions of business insurance costs of $41,000.

Amortization of Intangible Assets. Amortization expenses increased 17.6% to $120,000 for the three months ended December 31, 2003 from $102,000 for the same period in 2002. The Tamtron/MRS Acquisition in December 2003 increased amortization expense of developed/core technology, customer base and trade names.

In-Process Research and Development. During the three months ended December 31, 2002, we recorded a write-off of in-process research and development in the amount of $557,000 due to an analysis allocating the purchase price paid for certain intellectual property in that period. Both Tamtron and MRS were in the process of adding new functionality to their lines of software products and we believed there was sufficient risk in completing the technology to qualify the in-process research and development $557,000 write-off. During the three months ended December 31, 2002, we did not have any transactions that required an in-process research and development write-off.

Operating Income. Operating income decreased 7.4% to $907,000 for the three months ended December 31, 2003 from $979,000 for the same period in 2002. Operating income primarily decreased due to the in-process technology write off of $557,000 related to our asset purchase in December 2003.

Interest and Other Income, Net. Interest and other income, net increased 88.3% to $145,000 for the three months ended December 31, 2003 from $77,000 for the same period in 2002. The increase is related to higher interest income from increased cash and cash equivalents, investments in short and long-term marketable securities resulting from higher cash balances for the 2003 period.

Income Taxes. Our effective tax rate increased slightly to 35.0% for the three months ended December 31, 2003 from 34.9% during the same period in fiscal 2002. The provision for income taxes remained relatively constant at $368,000 for the three months ended December 31, 2003 compared to $369,000 for the same period in fiscal 2003.

Accretion of Redeemable Convertible Preferred Stock. Historically, each reporting period, the carrying value of the redeemable convertible preferred stock was increased by periodic accretions, using the effective interest method, so that the carrying amount would equal the redemption value at the redemption date. These increases were effected through charges against retained earnings. During the three months ended December 31, 2002, we recorded accretion charges of $2.2 million, representing the increase in the redemption value of the Series A redeemable convertible preferred stock in the period after our fiscal year end and immediately leading up to the initial public offering. Upon the closing of our initial public offering in November 2002, all shares of our redeemable convertible preferred stock automatically converted into an equal number of shares of common stock. Therefore, we have not incurred accretion charges related to the Series A redeemable convertible preferred stock subsequent to the initial public offering.

Backlog

Our backlog is comprised of customer deposits, deferred software license revenue, other deferred revenue and unearned revenue. Customer deposits represent required deposits paid by our customers when they place orders. These deposits are held as a liability until revenue recognition. Deferred software license revenue represents the revenues on installed, accepted and invoiced products that we cannot yet recognize because the products installed were only a subset of the products outlined in a multiple element arrangement for which we do not have VSOE of the fair value on all of the undelivered elements. The amounts classified as deferred software license revenue will be recognized as revenue once we establish VSOE of the fair value of the fair value on the remaining undelivered elements, the remaining elements for which VSOE does not exist have been installed and accepted or the remaining elements for which VSOE of the fair value does not exist have been canceled from the arrangement, whichever occurs first. Other deferred revenue represents maintenance and support services and term licenses which are generally recognized ratably over the support period and license term, respectively. Unearned revenue represents the value of products ordered but not installed or accepted in excess of the contract deposit. Orders are recognized only once we have received a signed purchase and license agreement, an authorized purchase order and a deposit check. Therefore, amounts in our sales pipeline that have not met all three order recognition criteria are not included in our backlog.

The components of backlog as of December 31, 2003 and 2002 are as follows (amounts in thousands):

	December 31,
	2003	2002
Customer deposits	$10,911	$10,135
Deferred software license revenue	14,482	9,229
Other deferred revenue	18,212	10,735
Unearned revenue	26,027	21,724

Total backlog	$69,632	$51,823

Of the total $69.6 million of backlog at December 31, 2003, we expect to recognize approximately $62.6 million of our backlog during the twelve months following December 31, 2003 with the remaining portion to be completed in subsequent periods. We cannot assure you that contracts included in backlog will generate the specified revenues or that these revenues will be fully recognized within the specified time periods.

Deferred revenue increased $12.7 million to $32.7 million for the twelve months ended December 31, 2003 from $20.0 million at December 31, 2002. Of the $12.7 million increase, deferred software license revenue and the related deferred maintenance and support contributed $6.5 million. This increase was comprised of $3.8 million of new installations in oncology, $2.2 million in imaging systems and $381,000 in new products to existing customers. The remaining $6.2 million was associated with other deferred revenue related to term licenses and post contract maintenance and support.

Seasonality

We experience a seasonal pattern in our revenues, with our first quarter typically having the lowest revenues followed by increasing revenue growth in the subsequent quarters of our fiscal year. We believe the seasonality of our revenue is influenced by the year end of many of our customers’ budgetary cycles. As much of the labor and indirect expense associated with software systems for which revenue has been deferred are not matched with the subsequent revenue recognition, net income does not display a clear and predictable seasonal pattern.

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

Liquidity and Capital Resources

We have financed our operations since inception primarily through cash from operating activities, a $4.0 million private placement of equity in 1996, net proceeds of $24.4 million from our initial public offering of common stock in November 2002 and net proceeds of $3.2 million from our secondary public offering of common stock in May 2003. Cash, cash equivalents and available-for-sale securities were $45.6 million at December 31, 2003.

During the three months ended December 31, 2003, net cash used in operating activities was $373,000 compared to net cash used in operating activities of $915,000 for the same period in 2002. Cash used in operations during the three months ended December 31, 2003 was primarily attributable to an increase in deferred income taxes and accounts receivable and a decrease in accrued liabilities. These uses of cash were partially offset by net income after non-cash adjustments for depreciation and amortization and the $577,000 write-off of acquired in-process research and development and an increase in deferred revenue. Cash used in operations during the three months ended December 31, 2002 was primarily attributable to an increase in the accounts receivable balance and to decreases in the accrued liabilities and income taxes payable balances. These uses of cash were partially offset by net income after non-cash adjustments for depreciation and amortization, a decrease in the prepaid expenses and other current assets balance and an increase in deferred revenues.

In determining average days sales outstanding and accounts receivable turnover, we use our gross annual invoicing in each calculation as we believe this provides a more relevant measurement basis due to the significance of our deferred revenue. Our accounts receivable turnover decreased to 4.2 for the three months ended December 31, 2003 from 4.9 for the same period in 2002. Our days sales outstanding at December 31, 2003 increased to 85 from 73 at December 31, 2002. The increase in days sales outstanding is due to the accounts receivable balances we acquired from Tamtron and MRS in late December 2003. Had we not acquired the approximately $2.5 million in additional accounts receivable at the end of the quarter, our days sales outstanding would have decreased slightly to 72. Generally, the first quarter of our fiscal year experiences slower cash collections due to the seasonal impact of holidays in November and December. We continue our efforts to improve collections by maintaining appropriate staffing levels, formalizing escalation procedures, and improving internal communications. Revenue is only recognized when all of the criteria for revenue recognition have been met which is upon acceptance and invoicing of the final balance of the fee unless the invoice has payment terms extending longer than 60 days. Any invoice that has payment terms longer than 60 days is considered to have extended payment terms and is not be recognized as a receivable or revenue until it is due and payable.

Net cash used in investing activities was $22.4 million for the three months ended December 31, 2003 and $403,000 for the same period in 2002. During the three months ended December 31, 2003, cash used in investing activities primarily related to the Tamtron/MRS Acquisition Total cash outlays for this acquisition amounted to approximately $22.4 million, including acquisition costs. During the three months ended December 31, 2002, cash used in investing activities primarily related to the purchase of $565,000 of capital equipment to support ongoing operations offset by net proceeds from sales and maturities of available-for-sale securities of $162,000.

Net cash provided by financing activities was $1.0 million for the three months ended December 31, 2003 and $24.5 million for the same period in 2002. Cash provided by financing activities during the three months ended December 31, 2003 primarily related to net proceeds of $1.0 million received from common stock issuances. Cash provided by financing activities during the three months ended December 31, 2002 primarily related to net proceeds of $24.4 million received in our initial public offering during November 2002.

In fiscal 2000, we entered a capital lease for the purchase of furniture for our corporate headquarters. This capital lease is scheduled to be fully repaid in February 2005. The interest rate for this financing is 13.54% per year and equates to an aggregate monthly payment of $7,000. The Company also assumed a number of capital leases in conjunction with the acquisition of certain assets of Tamtron. As of December 31, 2003, the principal balance outstanding on the capital leases totaled $178,000.

The following table describes our commitments to settle contractual obligations in cash not recorded on the balance sheet as of December 31, 2003. The telecommunications contracts with AT&T include wireless, frame-relay, voice/data and internet transport services.

Fiscal Year	Property Leases	Operating Leases	Telecommunications Contracts	Total Future Obligations
Remaining period in fiscal year 2004	2,183,000	37,000	1,140,000	3,360,000
Fiscal year 2005	2,799,000	27,000	1,299,000	4,125,000
Fiscal year 2006	2,520,000	6,000	1,200,000	3,726,000
Fiscal year 2007	1,011,000	—	930,000	1,941,000

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB 51, which subsequently has been revised by FIN 46-R. The primary objectives of FIN 46-R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46-R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46-R is effective for VIEs created after January 31, 2003 and is effective for all VIEs created before February 1, 2003 that are Special Purpose Entities (SPEs) in the first reporting period ending after December 15, 2003 and for all other VIEs created before February 1, 2003 in the first reporting period ending after March 15, 2004. We believe there are no entities qualifying as VIES and the adoption of FIN 46-R to date has not had any effect on our financial position, cash flows or results of operations.

In May 2003, the EITF reached a consensus on EITF Issue No. 03-05, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in Arrangements Containing More-Than-Incidental Software”. EITF No. 03-05 addresses the applicability of Statement of Position No. 97-2 regarding software and non-software deliverables in a multiple element arrangement, giving consideration to whether the deliverables are essential to the functionality of one another. EITF Issue No. 03-05 is effective for interim periods beginning after August 13, 2003. The adoption of EITF Issue No. 03-05 did not have a material impact on our financial position and results of operations.

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

We have operated mainly in the United States and greater than 99% of our sales were made in U.S. dollars in each of the three months ended December 31, 2003 and 2002. Accordingly, we have not had any material exposure to foreign currency rate fluctuations. Currently, all of our international distributors denominate all transactions in U.S. dollars. However, as we sell to customers in the United Kingdom and Europe through our recently formed UK subsidiary a majority of those sales may be denominated in euros or pounds sterling. The functional currency of our new UK subsidiary is pounds sterling. Thus, exchange rate fluctuations between the euro and pounds sterling will be recognized in the statements of operations as these foreign denominated sales are remeasured by our UK subsidiary. As exchange rate fluctuations occur between pounds sterling and the U.S. dollar, these fluctuations will be recorded as cumulative translation adjustments within stockholders’ equity as a component of accumulated other comprehensive income (loss) as our UK subsidiary is translated into U.S. dollars for consolidation purposes.

Item 4. Controls and Procedures

a. Evaluation Of Disclosure Controls And Procedures.

Joseph Jachinowski, our Chief Executive Officer, and Kendra Borrego, our Chief Financial Officer, conducted an evaluation of the effectiveness of IMPAC’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2003.

During the course of this evaluation, our management determined to restate our consolidated financial statements as of and for the years ended September 30, 2000, 2001, 2002 and 2003, to shift some previously recognized revenues to later quarters or to defer recorded revenues and recognize them in periods subsequent to September 31, 2003.

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

Item 2. Changes in Securities and Use of Proceeds

Our registration statement (Registration No. 333-89724) under the Securities Act of 1933, as amended, for our initial public offering became effective on November 19, 2002. A total of 2,515,625 shares of common stock were registered, and we sold 1,875,000 shares of our common stock to an underwriting syndicate. Thomas Weisel Partners LLC, SG Cowen Securities Corporation and U.S. Bancorp Piper Jaffray Inc. were the managing underwriters of the offering. An additional 640,625 shares of common stock were sold on behalf of selling stockholders as part of the same offering. All shares were sold to the public at a price of $15.00 per share. In connection with the offering, we paid approximately $2.0 million in underwriting discounts and commissions to the underwriters. Offering proceeds, net of aggregate costs to us of approximately $1.8 million, were approximately $24.4 million. As discussed in Note 6 to the condensed consolidated financial statements, we acquired certain assets and assumed certain liabilities of Tamtron Corporation and Medical Registry Services, Inc. from IMPATH Inc. We used approximately $22.4 million of the funds received in our public offerings to finance this acquisition.

We intend to use the remaining net proceeds of the offering for working capital and to expand our business generally.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matter to a Vote of Securities Holders

The Company held its annual meeting of stockholders on February 17, 2004. At the annual meeting, the following matters were voted upon:

1. Election of Directors: Election of the following directors to serve for a term ending upon the 2007 annual meeting of stockholders or when their successors are elected and qualified:

Nominee	Total Votes For	Total Votes Withheld
James P. Hoey	8,048,869	944,927
Dr. Christopher M. Rose	8,620,487	373,309

Joseph K. Jachinowski and Gregory M. Avis continue to serve the Company for a term ending upon the 2005 annual meeting of stockholders or when their successors are elected and qualified, and David A. Auerbach, Dr. Robert J. Becker and Gregory T. Schiffman continue to serve the Company for a term ending upon the 2006 annual meeting of stockholders or when their successors are elected and qualified.

2. Amendment to 2002 Stock Plan: Approval of an amendment and restatement of the IMPAC Medical Systems, Inc. 2002 Stock Plan to allow for grants of stock appreciation rights and stock units.

For	Against	Abstain	No Vote
6,184,299	2,278,492	725	530,280

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

2.1	Asset Purchase Agreement, dated as of November 24, 2003, by and among Tamtron Corporation, Medical Registry Services, Inc., and IMPAC Medical Systems, Inc. (Incorporated by reference from Exhibit No. 99.2 to IMPAC’s Form 8-K filed November 25, 2003.)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

The following report on Form 8-K was filed during the three month period ended December 31, 2003:

•	Form 8-K filed November 25, 2003 relating to the execution of a definitive asset purchase agreement to acquire substantially all of the assets and certain liabilities of Tamtron Corporation and Medical Registry Services, Inc.

•	Form 8-K filed December 23, 2003 relating to the U.S. Bankruptcy Court’s approval of the sale to IMPAC of substantially all of the assets and certain liabilities of Tamtron and MRS and the subsequent completion of the acquisition.

The following report on Form 8-K was furnished during the three month period ended December 31, 2003:

•	Form 8-K filed October 30, 2003 relating to our earnings release for the quarter and fiscal year ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

IMPAC MEDICAL SYSTEMS, INC. Registrant

Dated: April 16, 2003

/s/ JOSEPH K. JACHINOWSKI
Joseph K. Jachinowski Chairman of the Board, President and Chief Executive Officer

/s/ KENDRA A. BORREGO
Kendra A. Borrego Chief Financial Officer