Form 10-Q
period 2004-03-31
IMPAC MEDICAL SYSTEMS INC
filed 2004-05-17
CIK 1026448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock outstanding as of May 10, 2004	9,904,824

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

The statements contained in this Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future. Forward looking statements include statements regarding the Company’s business strategy, timing of, and plans for, the introduction of new products and enhancements, future sales, market growth and direction, competition, market share, revenue growth, operating margins and profitability. All forward looking statements included in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statement. Actual results could differ materially from the Company’s current expectations. Factors that could cause or contribute to such differences include the Company’s ability to expand outside the radiation oncology market or expand into international markets, our inability to recognize revenue from multiple element software contracts where certain elements have been delivered, installed and accepted but other elements remain undelivered, lost sales or lower sales prices due to competitive pressures, the ability to integrate its products successfully with related products and systems in the medical services industry, reliance on distributors and manufacturers of oncology equipment to market its products, changes in Medicare reimbursement policies, the integration and performance of acquired businesses, and other factors and risks discussed in the 10-K/A and other reports filed by the Company from time to time with the Securities and Exchange Commission.

i

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2004	September 30, 2003
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$37,560	$57,979
Available-for-sale securities	3,905	7,052
Accounts receivable, net	19,612	12,100
Unbilled accounts receivable	905	—
Inventories	68	66
Deferred income taxes, net	6,966	6,334
Income tax refund receivable	—	339
Prepaid expenses and other current assets	5,809	4,667

Total current assets	74,825	88,537
Available-for-sale securities	3,762	2,719
Property and equipment, net	4,423	3,573
Deferred income taxes	1,116	1,137
Goodwill	14,759	654
Other intangible assets, net	8,855	918
Other assets	477	459

Total assets	$108,217	$97,997

Liabilities, Common Stock Subject to Rescission Rights and Stockholders’ Equity
Current liabilities:
Customer deposits	$11,243	$10,900
Accounts payable	756	864
Accrued liabilities	3,355	4,758
Income taxes payable	2,485	2,353
Deferred revenue	36,343	27,079
Capital lease obligations	1	74

Total current liabilities	54,183	46,028
Customer deposits	266	232
Capital lease obligations, non-current	—	41

Total liabilities	54,449	46,301

Common stock subject to rescission rights	—	98

Stockholders’ equity:
Preferred stock	—	—
Common stock	10	10
Additional paid-in capital	49,083	47,792
Accumulated other comprehensive income (loss)	7	(16)
Retained earnings	4,668	3,812

Total stockholders’ equity	53,768	51,598

Total liabilities, common stock subject to rescission rights and stockholders’ equity	$108,217	$97,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
(In thousands, except per share data)
Sales:
Software license and other, net	$8,559	$7,818	$16,897	$14,525
Maintenance and services	6,873	4,872	12,926	9,325

Total net sales	15,432	12,690	29,823	23,850

Cost of sales:
Software license and other, net	3,449	2,363	6,379	4,357
Maintenance and services	2,512	1,674	4,715	3,375

Total cost of sales	5,961	4,037	11,094	7,732

Gross profit	9,471	8,653	18,729	16,118

Operating expenses:
Research and development	3,009	2,358	5,440	4,470
Sales and marketing	3,861	3,324	7,869	6,485
General and administrative	1,859	1,428	3,094	2,539
Amortization of intangible assets	581	103	701	205
Write-off of purchased in-process research and development	—	—	557	—

Total operating expenses	9,310	7,213	17,661	13,699

Operating income	161	1,440	1,068	2,419
Interest expense	(1)	(5)	(4)	(11)
Interest and other income	102	143	250	226

Income before provision for income taxes	262	1,578	1,314	2,634
Provision for income taxes	(92)	(551)	(460)	(920)

Net income	170	1,027	854	1,714
Accretion of redeemable convertible preferred stock	—	—	—	(2,229)

Net income (loss) available for common stockholders	$170	$1,027	$854	$(515)

Net income (loss) per common share:
Basic	$0.02	$0.11	$0.09	$(0.06)

Diluted	$0.02	$0.10	$0.08	$(0.06)

Weighted-average shares used in computing net income (loss) per common share:
Basic	9,863	9,340	9,810	8,394

Diluted	10,315	9,913	10,277	8,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2004	2003
(In thousands)
Cash flows from operating activities:
Net income	$854	$1,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	939	811
Amortization of intangible assets	701	205
Write-off of purchased in-process research and development	557	—
Provision for doubtful accounts	66	64
Deferred income taxes	(631)	—
Loss on disposal of property and equipment	—	101
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,921)	(4,550)
Unbilled accounts receivable	58	—
Inventories	(2)	21
Prepaid expenses and other current assets	(1,127)	24
Other assets	19	(190)
Customer deposits	377	(244)

Accounts payable	(471)	106
Accrued liabilities	(1,406)	(55)
Income tax payable/refund receivable	471	(2,217)
Deferred revenue	5,578	5,357

Net cash provided by operating activities	62	1,147

Cash flows from investing activities:
Acquisition of property and equipment	(1,112)	(1,149)
Proceeds from disposal of property and equipment	—	51
Payments for the acquisition of Tamtron and MRS product lines	(22,494)	—
Purchases of available-for-sale securities	(23,587)	(16,634)
Proceeds from sales of available-for-sale securities	14,044	16,387
Proceeds from maturities of available-for-sale securities	11,635	66

Net cash used in investing activities	(21,514)	(1,279)

Cash flows from financing activities:
Principal payments on capital leases	(194)	(31)
Proceeds from the issuance of common stock, net	1,194	24,986

Net cash provided by financing activities	1,000	24,955

Effect of exchange rates on cash	33	(28)
Net increase (decrease) in cash and cash equivalents	(20,419)	24,795
Cash and cash equivalents at beginning of period	57,979	23,432

Cash and cash equivalents at end of period	$37,560	$48,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IMPAC Medical Systems, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004, or for any future period. The balance sheet at September 30, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read with the financial statements and notes thereto for the year ended September 30, 2003 included in the Company’s Form 10-K/A for the fiscal year ended September 30, 2003.

NOTE 2—Public Offerings

Initial Public Offering

On November 20, 2002, the Company completed an initial public offering in which it sold 1,875,000 shares of common stock at $15.00 per share for net cash proceeds of approximately $24,300,000, net of underwriting discounts, commissions and other offering costs. Upon the closing of the offering, all of the Company’s outstanding shares of redeemable convertible preferred stock automatically converted into 1,238,390 shares of common stock. In addition to the shares sold by the Company, an additional 312,500 shares were sold by selling stockholders on the date of the offering and 328,125 shares were sold by selling stockholders in the exercise of the underwriters’ over-allotment option during December 2002. The Company did not receive any proceeds from the sale of shares by the selling stockholders or the exercise of the over-allotment.

Secondary Public Offering

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

NOTE 3—Significant Accounting Policies

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. As of March 31, 2004 and September 30, 2003, inventories are comprised entirely of finished goods.

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

Revenue recognition

The Company’s revenue is derived primarily from two sources: (i) software license revenue from sales to distributors and end users and (ii) maintenance and services revenue from providing software support, education and consulting services to end users. The Company typically requires deposits upon the receipt of a signed purchase and license agreement, which are classified as customer deposit liabilities on the Company’s consolidated balance sheet.

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

The first year of maintenance and support, which includes updates and support, for the Company’s software products is included in the purchase price. Upon revenue recognition, the Company defers 12% of the list price, which is the renewal rate, and recognizes that portion over the remaining term of the included maintenance and support period. Fair value of services, such as training or consulting, are based upon separate sales by the Company of these services to other customers. Payments received for maintenance and services are deferred and recognized as revenue ratably over the contract term. Training and consulting services are billed based on hourly rates, and are generally recognized as revenue as these services are performed. Amounts deferred for installed and accepted software products under multiple element arrangements where VSOE of the fair value for all undelivered elements does not exist, maintenance services and term software license agreements comprise the main components of deferred revenue.

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

The Company has also entered into an application service provider agreement whereby the Company provides all software, equipment and support during the term of the agreement. Revenues are recognized ratably over the term of the agreement, generally 60 months. Under the terms of this agreement, the customers must pay for the final two months of the term up front. These deposits are classified as long-term customer deposit liabilities on the Company’s consolidated balance sheet.

Accounting for stock-based compensation

The Company uses the intrinsic value method of APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” in accounting for its employee stock options, and presents disclosure of pro forma information required under SFAS No. 123, as amended by SFAS No. 148. No compensation expense is included in the net loss attributable to common stockholders as reported during the three and six months ended March 31, 2004 and 2003.

Had compensation costs been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s total stock-based compensation cost, pro forma net income (loss) available for common stockholders and pro forma net income (loss) per common share, basic and diluted, would have been as follows (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net income (loss) available for common stockholders as reported	$170	$1,027	$854	$(515)
Less stock-based compensation cost under a fair value method	(534)	(165)	(807)	(330)

Pro forma net income (loss) available for common stockholders	$(364)	$862	$47	$(845)

Net income (loss) per common share, basic
As reported	$0.02	$0.11	$0.09	$(0.06)

Pro forma	$(0.04)	$0.09	$0.00	$(0.10)

Net income (loss) per common share, diluted
As reported	$0.02	$0.11	$0.08	$(0.06)

Pro forma	$(0.04)	$0.09	$0.00	$(0.10)

The determination of fair value of all options granted after the Company’s initial public offering include an expected volatility factor in addition to the risk free interest rate, expected term and expected dividends.

Other comprehensive income (loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on available-for-sale securities and cumulative translation adjustments represent the components of comprehensive income (loss) that were excluded from the net income available for common stockholders. Total comprehensive income (loss) for the six months ended March 31, 2004 and 2003 is presented in the following table (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net income (loss) available for common stockholders	$170	$1,027	$854	$(515)
Other comprehensive income:
Change in unrealized gain (loss) on securities	12	(5)	(12)	(1)
Foreign currency translation adjustment	29	(13)	35	(19)

Comprehensive income (loss)	$211	$1,009	$877	$(535)

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

A reconciliation of the numerator and denominator used in the basic and diluted net loss per share follows (in thousands).

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Numerator:
Net income	$170	$1,027	$854	$1,714
Accretion of redeemable convertible preferred stock	—	—	—	(2,229)

Net income (loss) available for common stockholders	$170	$1,027	$854	$(515)

Denominator:
Weighted average shares used in computing basic net income (loss) per common share	9,863	9,340	9,810	8,394
Dilutive effect of options to purchase shares	452	573	467	—

Weighted average shares used in computing diluted net income (loss) per common share	10,315	9,913	10,277	8,394

The following outstanding options and redeemable convertible preferred stock were excluded from the computation of diluted net income (loss) per share as their effect is antidilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Options to purchase common stock	9,670	10,833	8,497	5,357

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

In May 2003, the EITF reached a consensus on EITF Issue No. 03-05, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in Arrangements Containing More-Than-Incidental Software”. EITF No. 03-05 addresses the applicability of Statement of

Position No. 97-2 regarding software and non-software deliverables in a multiple element arrangement, giving consideration to whether the deliverables are essential to the functionality of one another and whether the whole arrangement falls within SOP 97-2 as a result. EITF Issue No. 03-05 is effective for interim periods beginning after August 13, 2003. The adoption of EITF Issue No. 03-05 did not have a material impact on the Company’s financial position or results of operations.

NOTE 4—Commitments

Facilities

In addition to facility leases listed in our Form 10-K/A filed on April 16, 2004, the Company acquired certain assets and assumed certain liabilities of Tamtron Corporation and Medical Registry Services, Inc. on December 23, 2003 (see Note 6). In connection with this acquisition, the Company assumed lease agreements for facilities in San Jose, California and Hackensack, New Jersey from that date forward. The lease for the San Jose, California location expired in March 2004 and was not renewed. The facility lease for the Hackensack, New Jersey location expires in July 2005. As of March 31, 2004, total minimum future payments under the Hackensack, New Jersey lease, payable in monthly installments, amounted to approximately $119,000.

In March 2004, the Company entered into a new facility lease agreement in San Jose, California which expires in March 2007. As of March 31, 2004, total minimum future payments under this lease, payable in monthly installments, amounted to approximately $504,000.

NOTE 5—Common Stock Subject to Rescission Rights

Prior to the effectiveness of the Company’s registration statement for its initial public offering, an officer of the Company sent an email to 15 friends whom he had designated as potential purchasers of common stock in a directed share program in connection with the initial public offering. The email was not accompanied by a preliminary prospectus and may have constituted a prospectus that does not meet the requirements of the Securities Act of 1933. If the email did constitute a violation of the Securities Act of 1933, the recipients of the letter who purchased common stock in the Company’s initial public offering could have the right, for a period of one year from the date of their purchase of common stock, to obtain recovery of the consideration paid in connection with their purchase of common stock. For one year following the offering, the Company classified a total of 6,500 shares issued with rescission rights outside of stockholders’ equity, as the redemption features were not within the control of the Company. Any possible rescission rights would have lapsed in November 2003, and the 6,500 shares were reclassified to stockholders’ equity.

NOTE 6—Acquisitions

On December 23, 2003, the Company completed the acquisition of certain assets and certain liabilities of Tamtron Corporation (“Tamtron”) and Medical Registry Services, Inc. (“MRS”), the PowerPath® pathology information management and cancer registry information system businesses of IMPATH Inc. for total cash consideration of $22.0 million and approximately $494,000 of acquisition costs. The acquisitions were made pursuant to an asset purchase agreement, dated November 24, 2003, by and among Tamtron, MRS and the Company. The Company intends to continue to operate each of the acquired businesses.

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

Tangible assets	$2,986
Deferred revenue	(3,692)
Other assumed liabilities	(101)
Developed/core technology	5,138
Customer base	3,032
Tradename	469
In-process research and development	557
Goodwill	14,105

$22,494

The Company is amortizing developed/core technology, the customer base and tradename on a straight line basis over two to five years, five to seven years and two to six years, respectively. In accordance with SFAS No. 142, no amortization has been recorded on the goodwill. As a result of these acquisitions, the Company expects to recognize amortization expense of $1.0 million during the remainder of fiscal year 2004. The Company expects to recognize amortization expense of $2.0 million, $1.6 million, $1.4 million, $1.4 million and $638,000 during fiscal years 2005, 2006, 2007, 2008 and thereafter, respectively.

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

Goodwill of approximately $14.1 million represented the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The Company believes that its existing registry product offering along with the assets of MRS positions it as a leader in the market for data aggregation of cancer care information. The Company also believes that the addition of assets from Tamtron in the area of pathology information systems creates a more relevant and comprehensive product offering to its customers. The combination of both acquisitions allows the Company to better achieve its goal to provide a total solution that manages the complexity of cancer care throughout the spectrum of detection, diagnosis, treatment and follow-up.

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

	Three Months Ended March 31	Six Months Ended March 31,
	2003	2004	2003
Net sales	$16,240	$32,639	$29,846
Net income available for common stockholders	$1,378	$1,490	$(444)
Net income per common share,
Basic	$0.15	$0.15	$(0.05)
Diluted	$0.14	$0.14	$(0.05)
Weighted-average shares used in computing net income per common share:
Basic	9,340	9,810	8,394
Diluted	9,913	10,277	8,394

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the effects of the restatement of our condensed consolidated balance sheet as of March 31, 2003 and the condensed consolidated statement of operations for the three and six months ended March 31, 2003 and statement of cash flows for the six months ended March 31, 2003.

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

Recent Market Factors Affecting Business

Although our revenues in the first and second quarter of fiscal 2004 have increased over the comparable fiscal 2003 periods, the bookings in our core oncology point-of-care business, which constitutes the majority of our non-recurring revenue, have unexpectedly flattened over the last several months. We initially noted a softening of backlog in the first quarter of fiscal 2004, which, at the time, was within historical norms. However, bookings have remained soft in calendar 2004. We believe several factors are contributing to this softness.

First, on the radiation oncology front, all three linear accelerator manufacturers have introduced “next generation” devices which have new operator front-ends and require new integration strategies. This has created uncertainty in the marketplace as customers are not fully aware of the connectivity options and the device manufacturers have used it as a means to confuse the marketplace and bundle their proprietary solutions. Second, we are also facing increasing pressure from competitors who have bundled deals where the software component is being offered at significant discounts as we have seen price shifting from the software to the hardware components putting us at a pricing disadvantage. Third, the second quarter of fiscal 2004 also witnessed a consolidation of oncology software players with the two independent medical oncology IT players being acquired by radiation oncology companies. Fourth, Medicare reimbursement policies also continue to put a damper on oncology IT spending. Decreased reimbursements in the radiation oncology segment and anticipated reductions in the medical oncology segment have led to delays in purchasing as facilities re-examine their budgets and return on investment expectations. Fifth, over the last several months our accounting restatement had a minor effect on bookings as some of our competitors used the event to sell against us. Finally, if our new installation backlog continues to contract, we will have less installation scheduling flexibility, which will expose our revenue stream to quarterly fluctuations if customers are not willing to take installation due to, for example, construction or equipment delays.

Net Sales and Revenue Recognition

We sell our products directly throughout the world and primarily in North America, Europe and the Pacific Rim countries. In addition, we use non-exclusive distributors to augment our direct sales efforts. Sales through our primary distributor, Siemens Medical Systems, Inc., represented 12.2% and 9.9% of our total net sales in the three and six months ended March 31, 2004, respectively, and 7.3% and 8.7% for the same periods in fiscal 2003, respectively. The increase in distributor sales as a percentage of net sales is primarily attributable to a higher growth rate in distributor sales relative to non-distributor sales. We have signed agreements with other distributors, which have not yet generated sales. Revenues from the sale of our products and services outside the United States accounted for 7.4% and 4.9% of our net sales in the three and six months ended March 31, 2004, respectively, and 5.5% and 5.8% of our net sales for the same periods in fiscal 2003, respectively. The fiscal year to date decline in international sales as a percentage of net sales is primarily attributable to a higher growth rate in our domestic sales.

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

The decision to implement, replace, expand or substantially modify an information system is a significant commitment for healthcare organizations. In addition, our systems typically require significant capital expenditures by the customer. Consequently, we experience long sales and implementation cycles. The sales cycle for our systems ranges from six to twenty-four months or more from initial contact to contract execution. Our implementation cycle generally ranges from three to nine months from contract execution to completion of implementation. In addition to the core system, approximately one-third of our customers purchase additional product modules along with the core system that they intend to implement over a period of time greater than the typical implementation cycle of three to nine months.

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

We recognize revenue from third-party products and related configuration and installation services sold with our licensed software upon acceptance by the customer. We recognize revenue from third-party products sold separately from our licensed software upon delivery. Third-party products represented 2.1% and 3.3% of our total net sales in the three and six months ended March 31, 2004, respectively, and 5.4% and 4.9% for the same period in fiscal 2003, respectively. The decrease in third-party sales as a percentage of net sales is attributable to a lower growth rate in our third-party product sales.

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

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Sales:
Software license and other, net	55.5%	61.6%	56.7%	60.9%
Maintenance and services	44.5	38.4	43.3	39.1

Total net sales	100.0	100.0	100.0	100.0
Cost of sales:
Software license and other, net	22.3	18.6	21.4	18.3
Maintenance and services	16.3	13.2	15.8	14.2

Total cost of sales	38.6	31.8	37.2	32.5

Gross profit	61.4	68.2	62.8	67.5

Operating expenses:
Research and development	19.5	18.6	18.2	18.7
Sales and marketing	25.1	26.1	26.3	27.2
General and administrative	12.0	11.3	10.4	10.6
Amortization of intangible assets	3.8	0.8	2.4	0.9
In-process research and development write-off	—	—	1.9	—

Total operating expenses	60.4	56.8	59.2	57.4

Operating income	1.0	11.4	3.6	10.1
Interest and other income, net	0.7	1.0	0.8	0.9

Income before provision for income taxes	1.7	12.4	4.4	11.0
Provision for income taxes	(0.6)	(4.3)	(1.5)	(3.8)

Net income	1.1%	8.1%	2.9%	7.2%

Comparison of Three Months Ended March 31, 2004 and 2003

Net Sales. Net sales increased 21.6% to $15.4 million in the three months ended March 31, 2004 from $12.7 million for the same period in fiscal 2003 including $2.0 million related to the acquisition of certain assets and certain liabilities of Tamtron Corporation (“Tamtron”) and Medical Registry Services, Inc. (“MRS”), the PowerPath® pathology information management and cancer registry information system businesses of IMPATH Inc.

Net software sales increased 9.5% to $8.6 million in the three months ended March 31, 2004 from $7.8 million for the same period in fiscal 2003. New systems sales in oncology accounted for $238,000 of the $741,000 increase, sales of registry systems from the acquired product line accounted for $814,000, sales of pathology lab systems from the acquired product line accounted for $501,000, sales of imaging systems accounted for $379,000, offset by a net decrease in sales of new products to existing customers of $1.2 million. We deferred a net amount of $1.8 million in software license revenue in the three months ended March 31, 2004, installations of new systems in oncology accounted for $1.5 million, installations of new products to existing customers accounted for $148,000 and installations of imaging systems accounted for the remaining amount of the deferral. We deferred $2.6 million of software license revenue for the same period in fiscal 2003.

Maintenance and services sales also increased 41.1% to $6.9 million for the three months ended March 31, 2004 from $4.9 million for the same period in fiscal 2003. Maintenance and support contracts contributed $2.1 million of the $2.0 million increase offset by a decrease in training and installation of $80,000. The acquired pathology line of business contributed $624,000 of the total increase in maintenance and services. Our continued high customer retention on maintenance and support contracts, the general price increase, deferral of installed and accepted software license revenue, and expansion of our service offerings all contributed to the growth of maintenance and services as a percentage of net sales.

Cost of Sales. Total cost of sales increased 47.7% to $6.0 million for the three months ended March 31, 2004 from $4.0 million for the same period in fiscal 2003. Our gross margin decreased to 61.4% for the three months ended March 31, 2004 from 68.2% for the same period in fiscal 2003.

Cost of sales relating to net software sales increased 46.0% to $3.4 million for the three months ended March 31, 2004 from $2.4 million for the same period in fiscal 2003. Our gross margin associated with net software sales decreased to 59.7% for the three months ended March 31, 2004 compared to 69.8% for the same period in fiscal 2003. The increase in expenses was related to $1.1 million in employee costs, $256,000 in travel costs, $109,000 in implementation costs and $24,000 in telephone costs offset by a reduction of $355,000 in supplies and materials. During the three months ended March 31, 2004, we deferred $93,000 in direct incremental travel expenses associated with software installation and training trips compared to $174,000 during the same period in fiscal 2003. We expect to recognize the deferred travel expenses once the associated product revenues are recognized. The decline in gross margins associated with net software sales relates to delayed implementation of new oncology systems and increased employee expenses associated with the two product line acquisitions in December 2003. We believe the margins related to the acquired businesses should improve once we have depleted the acquired deferred revenue backlog.

Cost of sales relating to maintenance and services increased 50.1% to $2.5 million for the three months ended March 31, 2004 from $1.7 million for the same period in fiscal 2003. Our gross margin associated with maintenance and services decreased to 63.5% for the three months ended March 31, 2004 from 65.6% for the same period in fiscal 2003. The increase in expenses of $838,000 was related to $432,000 in continuing engineering costs, $427,000 in employee related expenses, $11,000 in travel expenses offset by reductions of $17,000 in supplies and materials and $16,000 in telephone expense. Expenses associated with the support personnel from the acquired product lines for the three months ended March 31, 2004 contributed to the decline in our gross margin associated with maintenance and services.

Research and Development. Research and development expenses increased 27.6% to $3.0 million for the three months ended March 31, 2004 from $2.4 million for the same period in fiscal 2003. As a percentage of total net sales, research and development expenses increased to 19.5% for the three months ended March 31, 2004 from 18.6% for the same period in fiscal 2003. Additional engineering headcount and the associated personnel expenses accounted for $667,000, travel expenses accounted for $15,000 offset by reductions of $26,000 of supplies and materials and $5,000 in telephone expense. The increase as a percentage of total net sales in the three months ended March 31, 2004 was primarily due to increased engineering headcount associated with the acquired product lines in December 2003.

Sales and Marketing. Sales and marketing expenses increased 16.2% to $3.9 million for the three months ended March 31, 2004 from $3.3 million for the same period in fiscal 2003. As a percentage of total net sales, sales and marketing expenses decreased to 25.1% for the three months ended March 31, 2004 from 26.2% for the same period in fiscal 2003. The increase in expenses in absolute dollars related to $577,000 in employee related expenses, $56,000 in advertising expenses, $48,000 in travel expenses, 39,000 in outside services, $28,000 in supplies and materials and $13,000 in sponsorships offset by a reduction in commissions of $233,000. The decrease as a percentage of total net sales in the three months ended March 31, 2003 was due to increased net sales relative to sales and marketing expenses. During the three months ended March 31, 2004, we deferred $171,000 in direct incremental commission expenses compared to $93,000 during the same period in fiscal 2003. We expect to recognize the deferred commission expenses once the associated product revenues are recognized.

General and Administrative. General and administrative expenses increased 30.2% to $1.9 million for the three months ended March 31, 2004 from $1.4 million for the same period in fiscal 2003. As a percentage of total net sales, general and administrative expenses increased to 12.0% for the three months ended March 31, 2004 from 11.3% for the same period in fiscal 2003. The increase in absolute dollars was primarily due to increases in accounting and legal fees of $314,000 primarily related to our restatement, maintenance expense of $44,000, regulatory fees of $30,000, business insurance premiums of $27,000, travel expense of $22,000 and contributions of $20,000. The percentage of total net sales in the three months ended March 31, 2004 was influenced by additional expenses related to the restatement of our financial statements.

Amortization of Intangible Assets. Amortization expenses increased 464.1% to $581,000 for the three months ended March 31, 2004 from $103,000 for the same period in fiscal 2003. Our acquisition of substantially all of the assets of Tamtron and MRS in December 2003 increased amortization expense as it relates to developed/core technology, customer base and trade name.

Operating Income. Operating income decreased 88.8% to $161,000 for the three months ended March 31, 2004 from $1.4 million for the same period in fiscal 2003. Operating income decreased significantly due to delayed implementations of new oncology systems, higher amortization of intangible assets related to the December 2003 asset purchases and additional fees associated with the restatement of our financial statements.

Interest and Other Income, Net. Interest and other income, net decreased 26.8% to $101,000 for the three months ended March 31, 2004 from $138,000 for the same period in fiscal 2003. The decrease was primarily related to our lower cash balance subsequent to the asset purchases in December 2003.

Income Taxes. Our effective tax rate increased slightly to 35.0% during the three months ended March 31, 2004 from 34.9% during the same period in fiscal 2003.

Comparison of Six Months Ended March 31, 2004 and 2003

Net Sales. Net sales increased 25.0% to $29.8 million in the six months ended March 31, 2004 from $23.9 million for the same period in fiscal 2003 including $2.2 million related to the acquisition of certain assets and certain liabilities of Tamtron and MRS.

Net software related sales increased 16.3% to $16.9 million in the six months ended March 31, 2004 from $14.5 million for the same period in fiscal 2003. Registry sales from the acquired product line accounted for $918,000 of the $2.4 million increase, new system sales in oncology accounted for $738,000, sales of pathology from the acquired product line and lab systems accounted for $508,000, sales of imaging systems accounted for $445,000 offset by a decrease in imaging and urology sales of $238,000.

Maintenance and services also increased 38.6% to $12.9 million for the six months ended March 31, 2004 from $9.3 million for the same period in fiscal 2003. Maintenance and support contracts contributed $3.7 million of the $3.6 million increase offset by a decrease in installation and training of $93,000. Our continued high customer retention on maintenance and support contracts, the general price increase, deferral of installed and accepted software license revenue, and expansion of our service offerings all contributed to the growth of maintenance and services as a percentage of net sales.

Cost of Sales. Total cost of sales increased 43.5% to $11.1 million for the six months ended March 31, 2004 from $7.7 million for the same period in fiscal 2003. Our gross margin decreased to 62.8% for the six months ended March 31, 2004 from 67.5% for the same period in fiscal 2003.

Cost of sales relating to net software sales increased 46.4% to $6.4 million for the six months ended March 31, 2004 from $4.4 million for the same period in fiscal 2003. Our gross margin associated with net software sales decreased to 62.2% for the six months ended March 31, 2004 from 70.0% for the same period in fiscal 2003. The increase in expenses related to $1.7 million in employee costs, $296,000 in travel expenses, $165,000 in implementation costs, $15,000 in telephone expenses offset by a reduction of $129,000 in supplies and materials. During the six months ended March 31, 2004, we deferred $209,000 in direct incremental travel expenses associated with software installation and training trips compared to $221,000 during the same period in fiscal 2003. We expect to recognize the deferred travel expenses once the associated product revenues are recognized. The decline in gross margins associated with net software sales relates to delays implementations of new oncology systems and increased employee expenses associated with the two product line acquisitions in December 2003. We believe the margins related to the acquired businesses should improve once we have recognized the acquired deferred revenue balance.

Cost of sales relating to maintenance and services increased 39.7% to $4.7 million for the six months ended March 31, 2004 from $3.4 million for the same period in fiscal 2003. Our gross margin associated with maintenance and services decreased slightly to 63.6% for the six months ended March 31, 2004 from 63.9% for the same period in fiscal 2003. The increase in expenses was associated with $744,000 in continuing engineering costs, $661,000 in employee related expenses offset by reductions of $26,000 in supplies and materials, $25,000 in telephone expense and $15,000 in travel expenses. Expenses associated with the support personnel from the acquired product lines for the six months ended March 31, 2004 contributed to the slight decline in our gross margin associated with maintenance and services.

Research and Development. Research and development expenses increased 21.7% to $5.4 million for the six months ended March 31, 2004 from $4.5 million for the same period in fiscal 2003. As a percentage of total net sales, research and development expenses decreased to 18.2% for the six months ended March 31, 2004 from 18.7% for the same period in fiscal 2003. Additional engineering headcount and the associated personnel expenses accounted for $1.0 million and travel expenses accounted for $22,000 offset by a reduction of $38,000 in supplies and materials, $23,000 in telephone expense and $5,000 in outside services. The decrease as a percentage of total net sales in the six months ended March 31, 2004 was due to increased net sales relative to research and development expenses.

Sales and Marketing. Sales and marketing expenses increased 21.3% to $7.9 million for the six months ended March 31, 2004 from $6.5 million for the same period in fiscal 2003. As a percentage of total net sales, sales and marketing expenses decreased to 26.3% for the six months ended March 31, 2004 from 27.2% for the same period in fiscal 2003. The increase in expenses related to $1.2 million in employee related expenses, $162,000 in travel expenses, $110,000 in advertising expenses, $101,000 in outside services, $66,000 in sponsorships, $45,000 in supplies and materials and $28,000 in trade show expenses offset by a reduction in commission expense of $332,000. The decrease as a percentage of total net sales in the six months ended March 31, 2004 was due to increased net sales relative to sales and marketing expenses and the cyclical nature of trade show spending. During the six months ended March 31, 2004, we deferred $222,000 in direct incremental commission expenses compared to $105,000 during the same period in fiscal 2003. We expect to recognize the deferred commission expenses when the associated product revenues are recognized.

General and Administrative. General and administrative expenses increased 21.9% to $3.1 million for the six months ended March 31, 2004 from $2.5 million for the same period in fiscal 2003. As a percentage of total net sales, general and administrative expenses decreased to 10.4% for the six months ended March 31, 2004 from 10.6% for the same period in fiscal 2003. The increase in absolute dollars was primarily due to increases in accounting and legal fees of $432,000, maintenance fees of $92,000, regulatory fees of $34,000, contributions of $20,000 and travel expenses of $10,000 offset by reductions in various operational expenses of $36,000. The increase as a percentage of total net sales in the six months ended March 31, 2004 was influenced by additional expenses related to the restatement of our financial statements.

In-process Research and Development. We recorded a write-off of in-process research and development in the amount of $557,000 in the six months ended March 31, 2004 due to an analysis allocating the purchase price paid for certain intellectual property in that period. Both product lines that were acquired were in the process of bringing certain new products and functionality to their existing product offerings at the time of acquisition. In conjunction with the management of those businesses, we estimated that the products were incomplete and believed there were sufficient technological risks associated with these products to qualify the in-process research and development $557,000 write-off. We did not have an in-process research and development write-off for the same period in 2003.

Amortization of Intangible Assets. Amortization expenses increased 242.0% to $701,000 for the six months ended March 31, 2004 from $205,000 for the same period in fiscal 2003. Our acquisition of substantially all of the assets of Tamtron, Inc. and Medical Registry Services, Inc. in December 2003 increased amortization expense as it relates to developed/core technology, customer base and trade name.

Operating Income. Operating income decreased 55.8% to $1.1 million for the six months ended March 31, 2004 from $2.4 million for the same period in fiscal 2003. Operating income decreased significantly due to delays in implementations of new oncology systems, an in-process research and development write-off, higher amortization of intangible assets related to the December 2003 asset purchases and additional fees associated with the restatement of our financial statements.

Interest and Other Income, Net. Interest and other income, net increased 14.4% to $246,000 for the six months ended March 31, 2004 from $215,000 for the same period in fiscal 2003. The increase was primarily related to additional cash balances being invested from our public offering proceeds offset by lower cash balances subsequent to our product line acquisitions in December 2003.

Income Taxes. Our effective tax rate was increased slightly to 35.0% during the six months ended March 31, 2004 from 34.9% during the same period in fiscal 2003.

Accretion of Redeemable Convertible Preferred Stock. Historically, each reporting period, the carrying value of the redeemable convertible preferred stock has been increased by periodic accretions, using the effective interest method, so that the carrying amount would equal the redemption value at the redemption date. These increases were effected through charges against retained earnings. Several factors have influenced our determination of the value of the redeemable convertible preferred stock. These factors included plans for the initial public offering, the performance of our business, changes in our business model and significant product introductions, current market conditions and the performance of the stock price of our comparable companies. During the six months ended March 31, 2003, we recorded accretion charges of $2.2 million, all of which was incurred during the first quarter in the time period leading up to the initial public offering. There were no accretion charges recorded for the six months ending March 31, 2004. Upon the closing of our initial public offering in November 2002, all shares of our redeemable convertible preferred stock automatically converted into an equal number of shares of common stock. Therefore, we have not incurred, nor will we incur, accretion charges related to the Series A redeemable convertible preferred stock after our initial public offering.

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

The components of backlog as of March 31, 2004 and 2003 and December 31, 2003 are as follows (amounts in thousands):

	March 31,		December 31,
	2004	2003	2003
Customer deposits	$11,509	$9,677	$10,911
Deferred software license revenue	16,257	11,535	14,482
Other deferred revenue	20,086	11,849	18,212
Unearned revenue	32,859	20,288	26,027

Total backlog	$80,711	$53,349	$69,632

Total backlog increased 50.3% to $80.7 million at March 31, 2004 from $53.3 million at March 31, 2003. In addition, total backlog increased 15.9%, or $11.1 million, from $69.6 million at December 31, 2003. During the three months ended March 31, 2004, bookings in our core oncology point-of-care business, have unexpectedly flattened. We initially noted a softening of backlog in the three months ended December 31, 2003; however, at that time the amount was within historical norms and we expected our typical second quarter upswing. Bookings have remained soft however in the three months ended March 31, 2004. Of the total $80.7 million of backlog at March 31, 2004, we expect to recognize approximately $75.2 million of our backlog during the twelve months following March 31, 2004 with the remaining portion to be completed in subsequent periods. We cannot assure you that contracts included in backlog will generate the specified revenues or that these revenues will be fully recognized within the specified time periods.

Deferred revenue increased $13.0 million to $36.4 million for the twelve months ended March 31, 2004 from $23.4 million at March 31, 2003. Of the $13.0 million increase, deferred software license revenue and the related deferred maintenance and support contributed $4.9 million. This increase was comprised of $3.3 million of new installations in oncology and $2.4 million in imaging systems offset by a decrease of $743,000 in new products to existing customers. The remaining $8.0 million increase relates to other deferred revenue of $3.9 million in post contract maintenance and support for oncology products, $1.9 million in registry term licenses, $1.2 million in post contract maintenance and support for pathology products and $1.0 million of pathology license revenue.

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

Liquidity and Capital Resources

We have financed our operations since inception primarily through cash from operating activities, a $4.0 million private placement of equity in 1996, net proceeds of $24.4 million from our initial public offering of common stock in November 2002 and net proceeds of $3.2 million from our secondary public offering of common stock in May 2003. Cash, cash equivalents and available-for-sale securities were $45.2 million at March 31, 2004.

During the six months ended March 31, 2004, net cash provided by operating activities was $62,000 compared to $1.1 million for the same period in fiscal 2003. In the six months ended March 31, 2004, cash provided by operations was primarily attributable to net income after adjustment for the non-cash charges relating to depreciation and amortization, an increase in deferred revenue, offset by increases in accounts receivable, prepaid expenses and other current assets and a decrease in accrued liabilities and accounts payable. In the six months ended March 31, 2003, cash provided by operations was primarily attributable to increases in sales leading to a higher net income after adjustment for the non-cash charges relating to depreciation and amortization, an increase in customer deposits and increases in income taxes payable and deferred revenue, offset by an increase in accounts receivable due to higher sales and a decrease in accrued liabilities. As referenced previously in the backlog section, bookings in our core oncology point-of-care business, have unexpectedly flattened. The subsequent impact of orders may effect the historical trend of operating cash in subsequent quarters.

In determining average days’ sales outstanding and accounts receivable turnover, we use our gross annual invoicing and gross accounts receivable balances in each calculation as we believe this provides a more conservative and relevant measurement basis due to the significance of our deferred revenue. Our accounts receivable turnover decreased to 3.5 for the six months ended March 31, 2004 from 4.5 for the same period in fiscal 2003. Our days’ sales outstanding at March 31, 2004 increased to 103 from 79 at March 31, 2003. We believe that the acquired accounts receivable balances from Tamtron and MRS have impacted the calculation of accounts receivable turnover and days sales outstanding ratios. In addition, during the three months ended March 31, 2004, the collections personnel devoted the majority of their time to assisting with the restatement and were unable to complete as many collection calls. We are currently recruiting additional dedicated collections resources, and we continue our efforts to improve collections by formalizing escalation procedures and improving internal communications. Revenue is only recognized when all of the criteria for revenue recognition have been met which is upon acceptance and invoicing of the final balance of the fee unless the invoice has payment terms extending longer than 60 days. Any invoice that has payment terms longer than 60 days is considered to have extended payment terms and is not recognized as a receivable or revenue until it is due and payable.

Net cash used in investing activities was $21.5 million for the six months ended March 31, 2004 and $1.3 million for the same period in fiscal 2003. During the six months ended March 31, 2004, cash used in investing activities primarily related to the acquisition of certain assets of Tamtron and MRS for $22.0 million and approximately $494,000 in acquisition costs and the purchase of $1.1 million of capital equipment to support two office moves during the period, offset by $2.1 million in net proceeds from sales and maturities of available-for-sale securities.. During the six months ended March 31, 2003, cash used in investing activities primarily related to the purchase of $1.1 million in capital assets and $181,000 in net purchases of available-for-sale securities.

Net cash provided by financing activities was $1.0 million for the six months ended March 31, 2004, compared to $25.0 million for the same period in fiscal 2003. Cash provided by financing activities during the six months ended March 31, 2004 can be attributed to $1.2 million received from the issuance of common stock, offset by capital lease principal payments of $194,000. Cash provided by financing activities during the six months ended March 31, 2003 can be attributed primarily to net proceeds of $24.4 million received in our initial public offering during November 2002.

The following table describes our commitments to settle contractual obligations in cash not recorded on the balance sheet as of March 31, 2004 (in thousands). The telecommunications contracts with AT&T include wireless, frame-relay, voice/data and internet transport services.

	Operating Leases	Telecommunications Contracts	Total Future Obligations
Remainder of Fiscal 2004	$1,587	$760	$2,347
Fiscal 2005	3,034	1,299	4,333
Fiscal 2006	2,701	1,200	3,901
Fiscal 2007	1,102	930	2,032

Total	$8,424	$4,189	$12,613

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

In May 2003, the EITF reached a consensus on EITF Issue No. 03-05, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in Arrangements Containing More-Than-Incidental Software”. EITF No. 03-05 addresses the applicability of Statement of Position No. 97-2 regarding software and non-software deliverables in a multiple element arrangement, giving consideration to whether the deliverables are essential to the functionality of one another. EITF Issue No. 03-05 is effective for interim periods beginning after August 13, 2003. The adoption of EITF Issue No. 03-05 did not have a material impact on our financial position or results of operations.

Risk Factors Affecting Financial Performance

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of factors both in and out of our control, including the risks faced by us described below and elsewhere in this Form 10-Q and in our Form 10-K/A for the fiscal year ended September 30, 2003.

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

We have experienced significant variations in revenues and operating results from quarter to quarter. Our quarterly operating results may continue to fluctuate due to a number of factors, including:

•	the timing, size and complexity of our product sales and implementations, in each case exacerbated by the lengthy sales and implementation cycles and unpredictable buying patterns of our customers;

•	our inability to recognize revenue from multiple element software contracts where certain elements have been delivered, installed and accepted but other elements remain undelivered;

•	overall demand for healthcare information technology, particularly in the oncology market;

•	seasonality of our quarterly operating results, which may be impacted by the degree to which our customers have allocated and spent their yearly budgets and slower systems implementation during the holiday seasons;

•	market acceptance of services, products and product enhancements by us and our competitors;

•	product and price competition;

•	changes in our operating expenses;

•	the timing and size of future acquisitions;

•	personnel changes; and

•	the financial condition of our current and potential customers.

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

Sales of our products into the radiation oncology market in the United States, including maintenance and services, represented approximately 73.4% of our net sales in the fiscal year ended September 30, 2003. Many of the largest radiation oncology facilities and practices in the United States have previously purchased our systems. In addition, in 2004, we have experienced softness in bookings in our core oncology point-of-care business. To sustain our growth, we must expand our radiation oncology sales outside the United States and increase our sales outside of the radiation oncology market. We have expanded our product offerings domestically to address medical oncology, hospital and central registry data aggregation and reporting, and recently, laboratory information systems, urology and pathology. However, we may not be successful selling our products in international radiation oncology markets, or marketing our products in new markets.

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

Our ability to design systems that integrate applications, devices and information systems has been a key to our success in the radiation oncology market. Our competitors include manufacturers of radiation oncology equipment. The three major linear accelerator manufacturers are expected to introduce “next generation” devices in 2004, which will have new operator front-ends and require new integration strategies. We have been in the process of developing our next generation of connectivity options and expect them to be ready when these new devices begin to ship. If these manufacturers were to deny us access to new device interfaces, we would lose one of our key competitive advantages and our sales would be adversely impacted. In addition, we don’t know whether our new products will be accepted in the marketplace or whether they will generate revenues and margins comparable to our current products.

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

Our most significant competitors also manufacture radiation oncology devices and other equipment used by healthcare providers who may be our potential customers. These particular competitors pose a competitive risk for us because they market their software with their hardware products as a bundled solution at little or no additional cost, which could enhance their ability to meet a potential customer’s needs. In recent quarters, this bundling practice has been intensified, placing us at a pricing disadvantage. As a result, to make a sale, we must convince potential customers that our products are sufficiently superior to the software offered by the medical device manufacturer to justify the additional costs of purchasing our products. In addition, one of our most significant competitors recently acquired an oncology software company, which may make it a more effective competitor. We also expect that competition will continue to increase, particularly if enterprise level healthcare software providers, such as Cerner Corporation and Eclipsys Corporation, choose to focus on the oncology market. As a result of increased competition, we may need to reduce the price of our products and services, and we may experience reduced gross margins or loss of market share, any one of which could significantly reduce our future revenues and operating results.

A decline in spending for healthcare information technology and services may result in less demand for our products and services, which could adversely affect our financial results.

The purchase of our products and services involves a significant financial commitment by our customers. The cost of our systems typically ranges from $75,000 to more than $500,000. At the same time, the healthcare industry faces significant financial pressures that could adversely affect overall spending on healthcare information technology and services. For example, the Balanced Budget Act of 1997 significantly reduced Medicare reimbursements to hospitals, leaving them less money to invest in infrastructure. To date in 2004. we estimate that reimbursements in the radiation oncology segment have decreased by approximately 10%, and reimbursement in the medical oncology segment is expected to decrease in 2005. Moreover, a general economic decline or further reductions in Medicare reimbursements to hospitals could cause hospitals to reduce or eliminate information technology-related spending. If spending for healthcare information technology and services declines or increases slower than we anticipate, demand for our products and services could decline, adversely affecting the prices we may charge.

Changing customer requirements could decrease the demand for our products, which could harm our business and adversely affect our revenues.

The market for our products and services is characterized by rapidly changing technologies, evolving industry standards and new product introductions and enhancements that may render existing products obsolete or less competitive. For example, the three major linear accelerator manufacturers are expected to introduce “next generation” devices in 2004, which will have new operator front-ends and require new integration strategies. As a result, our position in the healthcare information technology market could erode rapidly due to unforeseen changes in the features, functions or pricing of competing products. Our future success will depend in part on our ability to enhance our existing products and services and to develop and introduce new products and services to meet changing customer requirements. We have been in the process of developing our next generation of connectivity options and expect them to be ready when these new devices begin to ship this summer. We don’t know; however, whether our new products will be accepted in the marketplace or whether they will generate revenues and margins comparable to our current products.

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

Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

Technology companies like ours have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25, and, accordingly, we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

In March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95”, which generally would require share-based payments to employees be accounted for using a fair-value-based method and recognized as expenses in our statements of operations. The effective date the proposed standard is recommending is for fiscal years beginning after December 15, 2004. Should this proposed statement be finalized, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated result of operations within our footnotes. This will result in lower reported earnings per share which could negatively impact our future stock price. In addition, should the proposal be finalized, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

Recent changes to Medicare reimbursement policies could negatively affect oncologists, which could adversely affect their IT spending decisions and our growth prospects.

Sales of our IT systems to medical oncologists, who treat cancer through the infusion of chemotherapy agents, represent a small but growing portion of our current revenue and an opportunity for future growth. The Centers for Medicare and Medicaid Services (CMS), which regulates payment rates for drugs and services reimbursed under Medicare Part B, including chemotherapy drugs and services, has indicated that it may eliminate the drug administration charge for chemotherapy in 2005. While there is not necessarily a direct correlation between provider revenue and IT spending, a significant decease in the Part B reimbursement could negatively influence an oncologist’s willingness to invest in new systems. If these Medicare reforms result in reduced IT spending by oncologists, our growth opportunities could be adversely impacted.

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

We recently completed a major acquisition in December 2003. If we undertake additional acquisitions, they may be disruptive to our business and could have an adverse effect on our future operations and cause the market price of our common stock to decline.

An element of our business strategy has been expansion through acquisitions. Since 1997, we have completed seven acquisitions of businesses or product lines, including the acquisition of certain assets and certain liabilities of Tamtron Corporation and Medical Registry Services, Inc., the pathology information management and cancer registry information system businesses of IMPATH Inc., for total cash consideration, including acquisition costs, of $22.5 million. As a result of these acquisitions, we face the following risks:

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

We have operated mainly in the United States and greater than 99% of our sales were made in U.S. dollars in each of the six months ended March 31, 2004 and 2003. Accordingly, we have not had any material exposure to foreign currency rate fluctuations. Currently, all of our international distributors denominate all transactions in U.S. dollars. However, as we sell to customers in the United Kingdom and Europe through our recently formed UK subsidiary a majority of those sales may be denominated in euros or pounds sterling. The functional currency of our new UK subsidiary is pounds sterling. Thus, exchange rate fluctuations between the euro and pounds sterling will be recognized in the statements of operations as these foreign denominated sales are remeasured by our UK subsidiary. As exchange rate fluctuations occur between pounds sterling and the U.S. dollar, these fluctuations will be recorded as cumulative translation adjustments within stockholders’ equity as a component of accumulated other comprehensive income (loss) as our UK subsidiary is translated into U.S. dollars for consolidation purposes.

Item 4.	Controls and Procedures

a. Evaluation Of Disclosure Controls And Procedures.

In April 2004, our management determined to restate our consolidated financial statements as of and for the years ended September 30, 2003, 2002 and 2001, to shift some previously recognized revenues to later quarters or to defer recorded revenues and recognize them in periods subsequent to September 30, 2003. During the restatement, our independent auditors, PricewaterhouseCoopers LLP, advised management and the Audit Committee that it noted certain matters regarding software revenue recognition practices during the periods under review that it considered to be material weaknesses.

Joseph Jachinowski, our Chief Executive Officer, and Kendra Borrego, our Chief Financial Officer, conducted an evaluation of the effectiveness of IMPAC’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2004. Based on this evaluation, they concluded that, as of the end of the period covered by this report, there were still certain deficiencies in our disclosure controls and procedures.

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

These controls and procedures were found to be deficient in identifying the accounting issues which were the subject of the restatement. Specifically, the controls and procedures did not result in (i) our proper understanding of the application of SOP 97-2 for multiple element contracts, (ii) the identification of an improper usage of a retroactive acceptance clause resulting in revenue being recognized in the incorrect period and (iii) the deferral of 12% of the current list price of the software rather than 12% of the net purchase price.

In response to the matters identified, we have taken steps to strengthen control processes and procedures to identify, rectify and prevent the recurrence of the circumstances that resulted in our determination to restate prior period financial statements. We intend to correct the identified weaknesses in our disclosure controls and procedures that led to the restatement by taking the following steps, among others:

•	Continuing a search for an in-house finance person with extensive software revenue recognition experience, including the application of SOP 97-2.

•	Establishing a procedure for conducting internal training sessions for affected employees on applicable policies and procedures and providing opportunities for accounting personnel to attend external training and continuing education programs.

•	Supplementing our revenue recognition policy to include a clearly understandable summary of key elements of the policy to better ensure broader understanding of the policy among our personnel.

•	Documenting the review of revenue transactions prior to recognizing revenue, including how each of the four criteria for revenue recognition (i.e. persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable) has been met, and requiring that this documentation be reviewed and approved by a responsible person prior to recording revenue.

•	Establishing procedures to perform an on-going analysis of the VSOE of maintenance to support the fair value of maintenance to be used in deferring the fair value from multiple element arrangements.

•	Corresponding with accounting professionals, including but not limited to our independent auditing firm, to ascertain any changes in application of Generally Accepted Accounting Principles (GAAP).

•	Reviewing the Financial Accounting Standards Board’s (FASB) and American Institute of Certified Public Accountants’ websites and any available information to acknowledge, review and interpret any applicable accounting changes, including changes relating to software revenue recognition.

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

b. Changes in Internal Controls.

There were none.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

Our registration statement (Registration No. 333-89724) under the Securities Act of 1933, as amended, for our initial public offering became effective on November 19, 2002. A total of 2,515,625 shares of common stock were registered, and we sold 1,875,000 shares of our common stock to an underwriting syndicate. Thomas Weisel Partners LLC, SG Cowen Securities Corporation and U.S. Bancorp Piper Jaffray Inc. were the managing underwriters of the offering. An additional 640,625 shares of common stock were sold on behalf of selling stockholders as part of the same offering. All shares were sold to the public at a price of $15.00 per share. In connection with the offering, we paid approximately $2.0 million in underwriting discounts and commissions to the underwriters. Offering proceeds, net of aggregate costs to us of approximately $1.8 million, were approximately $24.4 million. As discussed in Note 6 to the condensed consolidated financial statements, we acquired certain assets and assumed certain liabilities of Tamtron Corporation and Medical Registry Services, Inc. from IMPATH Inc. We used approximately $22.5 million of the funds received in our public offerings to finance this acquisition.

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

For	Against	Abstain	No Vote
6,184,299	2,278,492	725	530,280

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

10.7	2002 Stock Plan, as amended and restated on November 18, 2003.

31.1	Certification of Principal Executive Officer Pursuant to Section 302.

31.2	Certification of Principal Financial Officer Pursuant to Section 302.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the three month period ended March 31, 2004:

•	Form 8-K filed January 6, 2004 relating to the completed acquisition of substantially all of the assets and certain liabilities of Tamtron Corporation and Medical Registry Services, Inc..

•	Form 8-K filed March 2, 2004 relating to our press release announcing our intent to restate our financial statements and receipt of a Nasdaq delisting notification.

The following report on Form 8-K was furnished during the three month period ended March 31, 2004:

•	Form 8-K filed February 9, 2004 relating to our press release announcing the postponement of our previously scheduled first quarter 2004 earnings release and conference call due to an ongoing review of our financial statements relating to the timing of our recognition of revenues during prior periods.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

IMPAC MEDICAL SYSTEMS, INC.

Registrant

Dated: May 14, 2004

/s/ JOSEPH K. JACHINOWSKI

Joseph K. Jachinowski Chairman of the Board, President and Chief Executive Officer

/s/ KENDRA A. BORREGO

Kendra A. Borrego Chief Financial Officer