Form 10-K/A
period 2003-09-30
IMPAC MEDICAL SYSTEMS INC
filed 2004-11-01
CIK 1026448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003	Commission File Number 000-50082

IMPAC MEDICAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3109238
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

IMPAC MEDICAL SYSTEMS, INC.

Explanatory Note

The purpose of this Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K of IMPAC Medical Systems, Inc. (the “Company”) for the fiscal year ended September 30, 2003 is to restate our consolidated financial statements for the years ended September 30, 2003, 2002 and 2001, and related disclosures, including the selected financial data included herein as of and for the years ended September 30, 2003, 2002, 2001 and 2000.

Generally, no attempt has been made in this Amendment No. 2 to modify or update other disclosures presented in the original report on Form 10-K except as required to reflect the effects of the restatement. This Form 10-K/A generally does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on November 24, 2003. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings. The following items have been amended as a result of the restatement:

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

We have restated our financial results for the fiscal years ended September 30, 2003, 2002, 2001 and 2000 to conform certain of our revenue recognition policies to Statement of Position (SOP) 97-2 “Software Revenue Recognition” and the judgment it requires as to when it can be considered that all elements of a multiple element arrangement have been delivered (except for those for which there is vendor specific objective evidence of fair value) and revenue for those delivered elements can be recognized. As a result of the restatement, some previously recognized revenues have been shifted to earlier or later quarters (resulting in a change to previously reported deferred revenue) and others have been reclassified to deferred revenue at September 30, 2003 and will be recognized in periods subsequent to fiscal year 2003 in accordance with SOP 97-2. In addition, certain previously deferred revenues and related deferred costs have been recognized as revenue and expenses in the restatement period. The restatement also gives effect to the recognition of a deferred tax liability associated with the acquisition of Intellidata, Inc. in April 2002. The restatement does not impact previously reported total cash flows from operations. As a result of the impact of changes in the timing of revenue recognition, net sales increased (decreased) by $(555,000), $(1.5) million and $1.5 million in the fiscal years ended September 30, 2001, 2002 and 2003, respectively, from the amounts reported in our Form 10-K/A filed April 16, 2004 with corresponding decreases (increases) in deferred revenues. We also deferred the recognition of the related direct incremental commission expense and certain direct incremental travel expenses associated with installations at customer sites as well as the federal income tax provision (benefit) and allowance for doubtful accounts. Net income increased (decreased) by $(293,000), $(707,000) and $937,000 in the fiscal years ended September 30, 2001, 2002 and 2003, respectively, from the amounts reported in our Form 10-K/A filed April 16, 2004. Due to the effects of the restatement on operating results during the year ended September 30, 2000, the opening retained earnings balance in fiscal 2001 was increased by $35,000, net of tax.

Additional detail regarding the restatement is included in Note 3 of the Notes to Consolidated Financial Statements included in Part II—Item 8 of this Amendment No. 2 on Form 10-K/A.

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

Siemens accounted for 8.0% of our net sales in fiscal 2003 and 13.5% in fiscal 2002 and fiscal 2001. The decline in Siemens’ sales as a percentage of net sales is attributable to a higher growth rate in our direct sales. Revenues from the sale of our products and services outside the United States accounted for $2.1 million, or 3.8%, of our net sales in fiscal 2003; $3.6 million, or 9.0%, of our net sales in fiscal 2002 and $1.9 million, or 6.0%, of our net sales in fiscal 2001.

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

Item 6. Selected Financial Data

The information in this item reflects the restatement of our consolidated financial statements as of and for the fiscal years ended September 30, 2003, 2002, 2001 and 2000 and for each of the quarters in the fiscal years ended September 30, 2003 and 2002. Consequently, the information is different from amounts previously reported in the Company’s reports on Form 10-K and Forms 10-Q for those periods and the Form 10-K/A and Forms 10-Q/A filed in April 2004. See Note 3 to the consolidated financial statements. The consolidated selected financial data set forth below should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K/A.

	Year Ended September 30,
	1999	2000	2001	2002	2003
		Restated(2)	Restated(2)	Restated(2)	Restated(2)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Sales:
Software license and other, net	$15,092	$17,224	$20,188	$25,252	$35,819
Maintenance and services	5,566	7,723	10,486	14,532	20,589

Total net sales	20,658	24,947	30,674	39,784	56,408

Cost of sales:
Software license and other, net	3,605	4,665	6,088	7,641	10,341
Maintenance and services	1,966	2,679	3,376	4,543	7,349
Amortization of purchased technology	—	64	129	187	226

Total cost of sales	5,571	7,408	9,593	12,371	17,916

Gross profit	15,087	17,539	21,081	27,413	38,492

Operating expenses:
Research and development	3,369	4,495	6,276	7,841	9,898
Sales and marketing	5,028	6,228	9,096	12,231	14,344
General and administrative	1,368	2,311	3,710	4,017	5,348
Write-off of purchased in-process research and development	—	308	511	116	—
Merger related costs	—	578	—	—	—
Amortization of goodwill and other intangible assets	652	729	232	375	119

Total operating expenses	10,417	14,649	19,825	24,580	29,709

Operating income	4,670	2,890	1,256	2,833	8,783
Interest expense	—	—	(41)	(28)	(35)
Interest and other income	364	508	553	417	572
Write-down of notes receivable	—	(691)	—	—	—

Income before provision for income taxes	5,034	2,707	1,768	3,222	9,320
Provision for income taxes	(1,963)	(1,045)	(532)	(945)	(3,208)

Net income	3,071	1,662	1,236	2,277	6,112
Accretion of redeemable convertible preferred stock(1)	—	(508)	(1,431)	(8,550)	(2,229)

Net income (loss) available for common stockholders	$3,071	$1,154	$(195)	$(6,273)	$3,883

Net income (loss) per common share:
Basic	$0.53	$0.20	$(0.03)	$(1.04)	$0.43

Diluted	$0.43	$0.18	$(0.03)	$(1.04)	$0.40

Weighted-average shares used in computing net income (loss) per common share:
Basic	5,837	5,907	6,017	6,042	9,010

Diluted	7,219	6,387	6,017	6,042	9,741

	As of September 30,
	1999	2000	2001	2002	2003
		Restated(2)	Restated(2)	Restated(2)	Restated(2)
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities	$11,773	$12,382	$17,926	$26,973	$67,750
Working capital	4,460	4,030	3,353	5,906	42,162
Total assets	19,949	27,824	35,669	51,721	98,406
Capital lease obligations, less current portion	—	236	179	114	41
Redeemable convertible preferred stock	4,000	4,508	5,939	14,489	—
Total stockholders’ equity	5,734	7,282	7,145	1,050	51,570

(1)	After September 27, 2002, the holders of a majority of our redeemable convertible preferred stock could have required us to redeem the preferred shares by paying in cash an amount equal to the greater of $3.23 per share or the fair market value plus all declared or accumulated but unpaid dividends within thirty days. No dividends were ever declared for our redeemable convertible preferred stock. These shares automatically converted to common stock upon the closing of our initial public offering. We accreted charges that reflected the increase in market value of the redeemable convertible preferred stock as an adjustment to retained earnings and, as a result, reduced the amount of net income (loss) available for common stockholders. Several factors influenced our determination of the value of the redeemable convertible preferred stock. These factors included our prior plans for an initial public offering, the performance of our business, changes in our business model and significant product introductions, current market conditions and the performance of the stock price of our comparable companies. After the initial public offering, no further accretion has been or will be required. The redemption value of the redeemable convertible preferred stock was $16.7 million at the time of our initial public offering. This amount was reclassified on our balance sheet from redeemable convertible preferred stock to common stock and additional paid-in capital upon the closing of the initial public offering. See Note 6 of the notes to our consolidated financial statements for a more detailed explanation.
(2)	See Note 3 to the consolidated financial statements for information regarding the restatement of our consolidated financial statements.

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

Net Sales and Revenue Recognition

We sell our products directly throughout the world and primarily in North America, Europe and the Pacific Rim countries. In addition, we use non-exclusive distributors to augment our direct sales efforts. Sales through distributors represented 13.5% of our total net sales in fiscal 2001 and fiscal 2002 and 8.0% in fiscal 2003, all of which were sold through Siemens Medical Systems, Inc. Revenues from the sale of our products and services outside the United States accounted for $1.9 million, or 6.0%, of our net sales in fiscal 2001, $3.6 million, or 9.0%, of our net sales in fiscal 2002 and $2.1 million, or 3.8%, of our net sales in fiscal 2003. The decline in distributor sales as a percentage of net sales is attributable to a higher growth rate in our direct sales. We have signed agreements with other distributors, which have not yet generated sales.

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

Our sales arrangements with customers frequently cover multiple products and services. Our revenue is subject to SOP 97-2, as further discussed in Note 3 to our consolidated financial statements. In approximately two-thirds of our arrangements, our customers request delivery and installation of our software products in one phase and we generally can recognize revenue when the software products have been installed and accepted by our customers. In the balance of our arrangements, our customers request that delivery and installation of our software products be delivered in multiple phases. Such multiple phased installations may be requested, for example, when the customer has not installed medical devices with which our software will interact. In those instances, revenue for the entire arrangement generally cannot be recognized until the last software product is installed and accepted. In a few instances, the customer may never request delivery of all the software products included in the arrangement. In those instances, revenue from the arrangement is recognized at the time we make the judgment based on sufficient competent evidence that it is remote that the customer will request delivery of the remaining undelivered software products, i.e., when they have been constructively canceled.

We recognize revenue once software products have been installed, accepted and are in clinical use at the customer site. When a customer accepts only a subset of the products outlined in a multiple-element purchase and license agreement and we have not established vendor specific objective evidence, or VSOE, of the fair value of the undelivered elements, we invoice the customer for the accepted products and record the transaction as deferred software license revenue. We recognize the deferred revenue when all elements in a multiple-element arrangement have been accepted, VSOE of the fair value is established for the remaining undelivered elements, or the undelivered elements for which VSOE of the fair value does not exist have been formally or constructively canceled, whichever occurs first. We recognize revenues on sales arrangements with undelivered products that have been formally or constructively canceled at the date when we have sufficient competent evidence of that cancellation.

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

We recognize revenue from third-party products and related configuration and installation services sold with our licensed software upon acceptance by the customer. We recognize revenue from third-party products sold separately from our licensed software upon delivery. Third-party products represented 4.7% of our total net sales in fiscal 2003. The increase in third party sales as a percentage of net sales is attributable to a higher growth rate in our third party product sales.

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

Cost of sales consists primarily of:

•	labor costs relating to the implementation, installation, training and application support of our point-of-care and registry software;

•	travel expenses incurred in the installation and training of our point-of-care software;

•	direct expenses related to the purchase, shipment, installation and configuration of third-party hardware and software sold with our point-of-care software;

•	continuing engineering expenses related to the maintenance of existing released software;

•	overhead attributed to our client services personnel; and

•	amortization of purchased technology.

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

Restatements of Financial Statements

April 2004 Restatement

We adopted Statement of Position (SOP) 97-2 “Software Revenue Recognition” which became effective for us in October 1999 for the purposes of revenue recognition. Subsequent to filing the Form 10-K for the fiscal year ended September 30, 2003, management determined that we had recognized revenue for certain transactions prematurely. Accordingly, in April 2004, we restated our financial statements for the fiscal years ended September 30, 2000, 2001, 2002 and 2003 to shift some previously recognized revenues to later quarters and to defer other previously recorded revenues to periods subsequent to September 30, 2003.

The accounting issues that gave rise to the initial restatement in April 2004 fell into three categories. First, we recognized revenue from certain multiple element software contracts once individual elements had been installed, accepted and were in clinical use at the customer site. We have now determined that we did not have vendor specific objective evidence (“VSOE”) of the fair value of the undelivered elements. Accordingly, we should have deferred the recognition of revenue on those contracts until we had VSOE of the fair value for all the undelivered elements, the elements for which VSOE of the fair value did not exist had subsequently been delivered or the elements for which VSOE of the fair value did not exist had been formally or constructively canceled.

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

October 2004 Restatement

The accounting issue that gave rise to the second restatement in October 2004 related to the timing of revenues recognized on sales agreements which we determined had been constructively cancelled with respect to the undelivered software products. In our April 2004 restatement, we applied the concept of constructive cancellation to approximately 40 sales agreements where we determined that the probability of delivering the remaining undelivered element(s) was remote and the undelivered element(s) was not critical to the operation of the delivered elements.

During our initial restatement, we used hindsight and considered the passage of time since the last delivered software product had been accepted as evidence that it was remote that the customer would request delivery of the remaining software products included in the arrangement. If more than one year had lapsed since the last software product was accepted, we deemed the undelivered elements to have been constructively canceled as of the date the last element was delivered. In those instances, we shifted the revenues to the acceptance date of the last products delivered under the applicable sales agreement.

Subsequent to our April 2004 restatement, we determined that we should not have used hindsight and should have instead recognized the revenue related to the previously delivered elements during the period when we determined, based on then available evidence, that it was remote that the customer would request delivery of the remaining undelivered software products. As a result, we had to shift revenue related to arrangements with constructively canceled undelivered elements to the date when sufficient competent evidence of constructive cancellation was obtained for periods prior to and including September 30, 2003, or will be obtained in future periods. This affected approximately 30 sales agreements during the fiscal years 2000 through 2003.

The restatement also gives effect to the recognition of a deferred tax liability associated with the acquisition of Intellidata, Inc. in April 2002. A deferred tax liability should have been created at the time of the acquisition to account for the differences in the amortization periods of related intangible assets for book and tax purposes. The recognition of the additional deferred tax liability of approximately $573,000 in April 2002 caused a corresponding increase to goodwill.

Details regarding these restatements are discussed further in Note 3 to the consolidated financial statements.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated.

	Percentage of Net Sales
	Year Ended September 30,
	Restated(1)
	2001	2002	2003
Sales:
Software license and other, net	65.8%	63.5%	63.5%
Maintenance and services	34.2	36.5	36.5

Total net sales	100.0	100.0	100.0
Cost of sales:
Software license and other, net	19.9	19.2	18.4
Maintenance and services	11.0	11.4	13.0
Amortization of purchased technology	0.4	0.5	0.4

Total cost of sales	31.3	31.1	31.8

Gross profit	68.7	68.9	68.2
Operating expenses:
Research and development	20.4	19.8	17.6
Sales and marketing	29.6	30.7	25.4
General and administrative	12.1	10.1	9.5
Write-off of purchased in-process research and development	1.7	0.3	—
Amortization of goodwill and other intangible assets	0.8	0.9	0.2

Total operating expenses	64.6	61.8	52.7

Operating income	4.1	7.1	15.5
Interest and other income, net	1.7	1.0	1.0

Income before provision for income taxes	5.8	8.1	16.5
Provision for income taxes	(1.8)	(2.4)	(5.7)

Net income	4.0%	5.7%	10.8%

(1)	See Note 3 to the consolidated financial statements for information regarding the restatement of those financial statements.

Comparison of Years Ended September 30, 2003 and 2002

Net Sales. Net sales increased 41.8% to $56.4 million in the fiscal year ended September 30, 2003 from $39.8 million in fiscal 2002. Net software related sales increased 41.8% to $35.8 million in fiscal 2003 from $25.3 million in fiscal 2002. New system sales in oncology accounted for $5.0 million of the $10.6 million increase, sales of imaging systems accounted for $3.1 million, sales of additional new products in oncology accounted for $2.3 million, with the remaining increase attributed to new sales in registry, urology and laboratory software. Maintenance and services also increased 41.7% to $20.6 million in fiscal 2003 from $14.5 million in fiscal 2002. Maintenance and support contracts contributed $5.7 million of the $6.1 million increase and additional training and installation contributed $358,000. Our continued high customer retention on maintenance and support contracts, the general price increase, and expansion of our service offerings all contributed to the growth of maintenance and services as a percentage of net sales. For a discussion of Deferred Revenue, see Backlog below.

Cost of Sales. Total cost of sales increased 44.8% from $12.4 million in fiscal 2002 to $17.9 million in fiscal 2003. Our gross margin decreased from 68.9% in fiscal 2002 to 68.2% in fiscal 2003. Cost of sales relating to net software sales increased 35.3% from $7.6 million in fiscal 2002 to $10.3 million in fiscal 2003. Our gross margin associated with net software sales increased from 69.7% in fiscal 2002 to 71.1% in fiscal 2003. The increase in expenses related to $1.5 million in employee related costs, $805,000 in supplies and materials and $383,000 in implementation costs. Cost of sales relating to maintenance and services increased 61.8% from $4.5 million in fiscal 2002 to $7.3 million in fiscal 2003. Our gross margin associated with maintenance and services decreased from 68.7% in fiscal 2002 to 64.3% in fiscal 2003. The increase in expenses related to $1.4 million in employee related expenses, $635,000 in continuing engineering costs, $608,000 in telephone costs, $138,000 in travel expenses and $64,000 in supplies and materials. This was an investment year for our client services organization, and we added significant headcount to our application support organization domestically. We also established an installation and support infrastructure in Europe as part of our international expansion plans. Finally, we have begun implementing customers under our US Oncology contract who use our application service provider option out of our data center. During fiscal 2003, we deferred $206,000 in direct incremental travel expenses associated with software installation and training trips compared to $255,000 in fiscal 2002. We expect to recognize the deferred travel expenses once the associated product revenues are recognized. In addition, amortization expense associated with purchased technology increased 20.9% from $187,000 in fiscal 2002 to $226,000 in fiscal 2003.

Research and Development. Research and development expenses increased 26.2% from $7.8 million in fiscal 2002 to $9.9 million in fiscal 2003. As a percentage of total net sales, research and development expenses decreased from 19.8% in fiscal 2002 to 17.6% in fiscal 2003. Additional engineering headcount and the associated personnel expenses were the primary factors for the increase in absolute dollars. The decrease as a percentage of total net sales in fiscal 2003 was due to increased net sales relative to research and development expenses.

Sales and Marketing. Sales and marketing expenses increased 17.3% from $12.2 million in fiscal 2002 to $14.3 million in fiscal 2003. As a percentage of total net sales, sales and marketing expenses decreased from 30.7% in fiscal 2002 to 25.4% in fiscal 2003. The increase in absolute dollars was primarily due to $979,000 in employee related expenses, $720,000 in commissions, $541,000 in travel expenses and $84,000 in advertising partially offset by a $104,000 reduction in outside services, $61,000 reduction in supplies and a $44,000 reduction in sponsorships. The decrease as a percentage of total net sales in fiscal 2003 was due to increased net sales relative to marketing and sales expenses. During fiscal 2003, we deferred $94,000 in direct incremental commission expenses compared to $308,000 in fiscal 2002. We expect to recognize the deferred commission expenses once the associated product revenues are recognized.

General and Administrative. General and administrative expenses increased 33.1% from $4.0 million in fiscal 2002 to $5.3 million in fiscal 2003. As a percentage of total net sales, general and administrative expenses decreased to 9.5% in fiscal 2002 from 10.1% in fiscal 2003. The increase in absolute dollars was primarily due to increases in business insurance of $391,000, employee related expenses of $908,000, professional fees of $172,000, rent of $533,000, outside services of $387,000, maintenance costs of $96,000, depreciation expense of $199,000, travel costs of $48,000 and bad debt expense of $41,000. The increase in expenses was partially offset by a reduction in charitable contributions of $45,000 and telephone expense of $119,000.

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

Amortization of Goodwill and Other Intangible Assets. Amortization expenses decreased 68.3% from $375,000 in fiscal 2002 to $119,000 in fiscal 2003. Our adoption of SFAS No. 142, as of October 1, 2002 was the primary cause of the decline in amortization expense. In accordance with SFAS No. 142, we have ceased amortizing goodwill and instead we perform an assessment for impairment at least annually by applying a fair-value-based test. We have also reclassified the unamortized balance of acquired workforce to goodwill. Accordingly, no goodwill or acquired workforce amortization was recognized fiscal 2003. Remaining amortization relating to developed core technology acquired from MC2 was completed in March 2003. We still amortize certain intangible assets acquired from Intellidata in April 2002 as it relates to developed/core technology, customer base and a covenant-not-to-compete. No goodwill amortization is included in amortization expense related to either transaction during fiscal 2003.

Operating Income. Operating income increased 210.0% from $2.8 million in fiscal 2002 to $8.8 million in fiscal 2003. Operating income increased significantly due to the higher rate of increase in net sales relative to the rate of increase in operating expenses. In fiscal 2003, we continued to expand our sales force and increase our client service staff, which resulted in increased sales in the 2003 period. In addition, we did not complete any acquisitions and amortization expense decreased due to the adoption of SFAS No. 142 during fiscal 2003.

Interest and Other Income, Net. Interest and other income, net increased 38.0% from $389,000 in fiscal 2002 to $537,000 in fiscal 2003. The increase is related to higher cash balances due to our initial public offering in November 2002, a second public offering in May 2003, and increase in cash flow generated from operations in fiscal 2003.

Income Taxes. Our effective tax rate increased from 29.3% in fiscal 2002 to 34.4% in fiscal 2003. The increase in the effective tax rate is due to increased profitability and a reduction in the benefits received from research and development tax credits.

Comparison of Years Ended September 30, 2002 and 2001

Net Sales. Net sales increased 29.7% from $30.7 million in fiscal 2001 to $39.8 million in fiscal 2002. Net software related sales increased 25.1% from $20.2 million in fiscal 2001 to $25.3 million in fiscal 2002. Sales of additional products to our existing customers in radiation oncology, such as IMRT interfaces, accounted for $3.5 million of the $5.1 million increase, imaging system sales accounted for $1.5 million and registry annual licenses and clinical lab systems accounted for the remaining amount. Maintenance and services also increased 38.6% from $10.5 million in fiscal 2001 to $14.5 million in fiscal 2002. Maintenance and support contracts contributed $3.5 million of the $4.0 million increase, additional training and installation contributed $354,000 and the billing service contributed $185,000. Our continued high customer retention on maintenance and support contracts, the general price increase, and expansion of our service offerings all contributed to the growth of maintenance and services as a percentage of net sales. For a discussion of Deferred Revenue, see Backlog below.

Cost of Sales. Total cost of sales increased 29.0% from $9.6 million in fiscal 2001 to $12.4 million in fiscal 2002. Our gross margin increased from 68.7% in fiscal 2001 to 68.9% in fiscal 2002. Cost of sales relating to net software sales increased 25.5% from $6.1 million in fiscal 2001 to $7.6 million in fiscal 2002. Our gross margin associated with net software sales decreased from 69.8% in fiscal 2001 to 69.7% in fiscal 2002. The increase in expenses related to $1.0 million in employee related costs, $381,000 in supplies and materials and $162,000 in implementation costs. Cost of sales relating to maintenance and services increased 34.6% from $3.4 million in fiscal 2001 to $4.5 million in fiscal 2002. Our gross margin associated with maintenance and services increased from 67.8% in fiscal 2001 to 68.7% in fiscal 2002. The increase in expenses related to $691,000 in employee related expenses, $307,000 in continuing engineering costs, $67,000 in telephone costs, and $46,000 in travel expenses. During fiscal 2002, we deferred $255,000 in direct incremental travel expenses associated with software installation and training trips compared to $167,000 in fiscal 2001. We expect to recognize the deferred travel expenses once the associated product revenues are recognized. In addition, amortization expense associated with purchased technology increased 45.0% from $129,000 in fiscal 2001 to $187,000 in fiscal 2002 due to the Intellidata acquisition.

Research and Development. Research and development expenses increased 24.9% from $6.3 million in fiscal 2001 to $7.8 million in fiscal 2002. As a percentage of total net sales, research and development expenses decreased from 20.4% in fiscal 2001 to 19.8% in fiscal 2002. Additional engineering headcount and the associated personnel expenses were the primary factors for the increase in absolute dollars. The decrease as a percentage of total net sales in fiscal 2002 was due to increased net sales relative to research and development expenses.

Sales and Marketing. Sales and marketing expenses increased 34.5% from $9.1 million in fiscal 2001 to $12.2 million in fiscal 2002. As a percentage of total net sales, sales and marketing expenses increased slightly from 29.6% in fiscal 2001 to 30.7% in fiscal 2002. A significant expansion and restructuring of our domestic sales force as well as an increase in product marketing headcount in late 2001 increased employee-related expenses by $2.1 million and $392,000 in commission expenses. In addition, marketing communications expenses increased by $614,000 as we continued to focus on promotion, marketing materials and public relations. During fiscal 2002, we deferred $308,000 in direct incremental commission expenses compared to $159,000 in fiscal 2001. We expect to recognize the deferred commission expenses once the associated product revenues are recognized.

General and Administrative. General and administrative expenses increased 8.3% from $3.7 million in fiscal 2001 to $4.0 million in fiscal 2002. As a percentage of total net sales, general and administrative expenses decreased from 12.1% in fiscal 2001 to 10.1% in fiscal 2002. The increase in absolute dollars was primarily due to increases in employee related expenses of $527,000, depreciation of $296,000, travel expenses of $81,000, business insurance premiums of $74,000, stock-based compensation of $50,000, supplies and materials of $111,000, facility maintenance costs of $36,000 and bad debt expense of $33,000. The increase in expenses was partially offset by a reduction in professional fees of $232,000, recruiting expenses of $66,000, telephone expenses of $46,000 and outside services of $44,000. The decrease as a percentage of total net sales in fiscal 2002 was due to increased product sales relative to general and administrative expenditures.

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

Amortization of Goodwill and Other Intangible Assets. Amortization expenses increased 61.6% from $232,000 in fiscal 2001 to $375,000 in fiscal 2002. Our acquisition of Intellidata in April 2002 increased amortization expense as it relates to developed/core technology, customer base and a covenant-not-to-compete. No goodwill is included in the amortization related to this transaction. Our acquisition of intellectual property from CareCore in February 2001 increased amortization expenses as it relates to acquired workforce.

Operating Income. Operating income increased 125.6% from $1.3 million in fiscal 2001 to $2.8 million in fiscal 2002. Operating income increased significantly due to the higher rate of increase in net sales relative to the rate of increase in operating expenses. In fiscal 2001, we expanded our sales and marketing capabilities and research and development efforts, which resulted in increased sales in the 2002 period. Although we wrote off $116,000 in fiscal 2002, our write-off of $511,000 of purchased in-process research and development from CareCore also contributed to lower operating income in fiscal 2001 as compared to fiscal 2002.

Interest and Other Income, Net. Interest and other income, net decreased 24.0% from $512,000 in fiscal 2001 to $389,000 in fiscal 2002. The decline is related to lower interest income from investments in short and long-term marketable securities resulting from lower interest rates in fiscal 2002.

Income Taxes. Our effective tax rate was 30.1% in fiscal 2001 compared to 29.3% in fiscal 2002. The decrease in the effective tax rate is due to an increase in the benefits received from research and development tax credits.

Selected Quarterly Results of Operations

The following table sets forth unaudited financial data for each of our last eight quarters ended September 30, 2003. We believe all material adjustments necessary to present fairly the results of operations of the Company have been made. The amounts under the headings “As Reported” reflect our originally reported results as amended by our first restatement in April 2004. The amounts under the headings “Restated” reflect our restated results after our second restatement in October 2004. Operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	December 31, 2001(1)		March 31, 2002(1)		June 30, 2002(1)		September 30, 2002(1)
	As Reported	Restated	As Reported	Restated	As Reported	Restated	As Reported	Restated
	(in thousands except per share data)
Consolidated Statement of Operations Data:
Net sales	$8,809	$8,353	$9,552	$9,245	$10,959	$10,116	$11,920	$12.071
Cost of sales	2,586	2,598	2,857	2,880	3,073	3,098	3,716	3,794

Gross profit	6,223	5,755	6,695	6,365	7,886	7,018	8,204	8,277
Operating expenses	5,455	5,398	6,288	6,241	6,211	6,113	6,885	6,829

Operating income	768	357	407	124	1,675	905	1,319	1,448
Net income	573	329	320	146	1,167	715	924	1,088
Accretion of redeemable convertible preferred stock	(1,804)	(1,804)	(3,178)	(3,178)	(3,264)	(3,264)	(304)	(304)

Net income (loss) available for common stockholders	$(1,231)	$(1,475)	$(2,858)	$(3,032)	$(2,097)	$(2,549)	$620	$784

Net income (loss) per common share:
Basic	$(0.20)	$(0.24)	$(0.47)	$(0.50)	$(0.35)	$(0.42)	$0.10	$0.13

Diluted	$(0.20)	$(0.24)	$(0.47)	$(0.50)	$(0.35)	$(0.42)	$0.09	$0.12

Weighted-average shares used in computing net income (loss) per common share:
Basic	6,025	6,025	6,027	6,027	6,043	6,043	6,071	6,071

Diluted	6,025	6,025	6,027	6,027	6,043	6,043	6,630	6,630

	Three Months Ended
	December 31, 2002(1)		March 31, 2003(1)		June 30, 2003(1)		September 30, 2003(1)
	As Reported	Restated	As Reported	Restated	As Reported	Restated	As Reported	Restated
	(in thousands except per share data)
Consolidated Statement of Operations Data:
Net sales	$11,160	$10,952	$12,690	$12,270	$15,450	$17,119	$15,580	$16,060
Cost of sales	3,695	3,775	4,037	4,070	4,725	4,847	5,149	5,223

Gross profit	7,465	7,177	8,653	8,200	10,725	12,272	10,431	10,837
Operating expenses	6,486	6,401	7,213	7,117	7,862	7,906	8,295	8,285

Operating income	979	776	1,440	1,083	2,863	4,366	2,136	2,552
Net income	687	559	1,027	801	1,957	2,959	1,504	1,787
Accretion of redeemable convertible preferred stock	(2,229)	(2,229)	—	—	—	—	—	—

Net income (loss) available for common stockholders	$(1,542)	$(1,670)	$1,027	$801	$1,957	$2,959	$1,504	$1,787

Net income (loss) per common share:
Basic	$(0.21)	$(0.22)	$0.11	$0.09	$0.21	$0.31	$0.15	$0.18

Diluted	$(0.21)	$(0.22)	$0.10	$0.08	$0.19	$0.29	$0.15	$0.18

Weighted-average shares used in computing net income (loss) per common share:
Basic	7,469	7,469	9,340	9,340	9,526	9,526	9,717	9,717

Diluted	7,469	7,469	9,913	9,913	10,050	10,050	10,208	10,208

(1)	See Note 3 to the consolidated financial statements for information regarding the restatement of those financial statements.

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

Accretion of Redeemable Convertible Preferred Stock. Prior to our initial public offering, the carrying value of the redeemable convertible preferred stock was increased by periodic accretions each reporting period, using the effective interest method, so that the carrying amount would equal the redemption value at the redemption date. These increases were effected through charges against retained earnings. Several factors have influenced our determination of the value of the redeemable convertible preferred stock. These factors included our plans for an initial public offering, the performance of our business, changes in our business model and significant product introductions, current market conditions and the performance of the stock price of our comparable companies. The quarter ended December 31, 2002 was the last period in which the accretion charges were required to be recorded due to our initial public offering in November 2002.

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

Backlog

Our backlog is comprised of customer deposits, deferred software license revenue, other deferred revenue and unearned revenue. Customer deposits represent required deposits paid by our customers when they place orders. These deposits are held as a liability until revenue is recognized. Deferred software license revenue represents the revenues on installed, accepted and invoiced products that we cannot yet recognize because the products installed were only a subset of the products outlined in a multiple element arrangement for which we do not have VSOE of the fair value on all of the undelivered elements. If VSOE of the fair value of all undelivered elements exists but VSOE of the fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If VSOE of the fair value does not exist for all undelivered elements, revenue is deferred until VSOE of the fair value exists for all undelivered elements, the elements for which VSOE of the fair value does not exist have been delivered or the elements for which VSOE of the fair value does not exist (a) have been deleted from the contract or (b) there is competent evidence that allows for the reasonable judgment that it is remote that the customer will request delivery. Other deferred revenue represents maintenance and support services and term licenses which are generally recognized ratably over the support period and license term, respectively. Unearned revenue represents the value of products ordered but not installed or accepted in excess of the contract deposit. Orders are recognized only once we have received a signed purchase and license agreement, an authorized purchase order and a deposit check. Therefore, amounts in our sales pipeline that have not met all three order recognition criteria are not included in our backlog.

The components of backlog as of September 30, 2003 and 2002 are as follows (amounts in thousands):

	September 30,
	2003	2002
	Restated(1)
Customer deposits	$11,096	$9,892
Deferred software license revenue	13,802	10,222
Other deferred revenue	13,750	9,815
Unearned revenue	27,745	22,298

Total backlog	$66,393	$52,227

(1)	See Note 3 to the consolidated financial statements for information regarding the restatement of those financial statements.

Of the total $66.4 million of backlog at September 30, 2003, we expect to recognize approximately $60.0 million of our backlog during fiscal 2004 with the remaining portion to be completed in subsequent periods. We cannot assure you that contracts included in backlog will generate the specified revenues or that these revenues will be fully recognized within the specified time periods.

Deferred revenue increased $7.6 million from $20.0 million at September 30, 2002 to $27.6 million at September 30, 2003. Of the increase in absolute dollars, deferred software license revenue and the related deferred maintenance and support contributed $4.7 million. This increase was comprised of $2.4 million of new installations in oncology, $2.1 million in imaging systems and $161,000 in new products to existing customers. The remaining $2.9 million was associated with other deferred revenue related to term licenses and post contract maintenance and support.

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

Net cash provided by operating activities was $7.1 million in fiscal 2001, $12.1 million in fiscal 2002 and $13.6 million in fiscal 2003. For fiscal 2001, cash provided by operating activities was primarily attributable to net income after adjustment for non-cash charges relating to depreciation and amortization. Increases in customer deposits, accrued liabilities and deferred revenue also contributed to cash provided by operating activities. For fiscal 2002 and fiscal 2003, cash provided by operating activities was primarily attributable to net income after adjustment for non-cash charges relating to depreciation, amortization and the provision for doubtful accounts. Increases in customer deposits, accrued liabilities and deferred revenue, offset by increases in accounts receivable and prepaid expenses and other current assets, also contributed to cash provided by operating activities in fiscal 2002 and fiscal 2003. We incurred non-cash charges related to write-offs of in-process research and development of $511,000 in fiscal 2001 and $116,000 in fiscal 2002. During the past three years, we have aimed to improve the productivity of our accounts receivable. In determining average days sales outstanding and accounts receivable turnover, we use our gross annual invoicing and gross accounts receivable balances in each calculation as we believe this provides a more conservative and relevant measurement basis due to the significance of our deferred revenue. Our accounts receivable turnover decreased slightly to 5.5 for fiscal 2003 compared to 6.0 in fiscal 2002. Our days sales outstanding at September 30, 2003 increased to 66 from 59 at September 30, 2002. We believe that the overall increase in sales for fiscal 2003 as compared to fiscal 2002 has impacted the calculation of accounts receivable turnover and days sales outstanding ratios. We continue our efforts to improve collections by maintaining appropriate staffing levels, formalizing escalation procedures and improving internal communications. Revenue is only recognized when all of the criteria for revenue recognition have been met, which is upon acceptance and invoicing of the final balance of the fee unless the invoice has payment terms extending longer than 60 days. Any invoice that has payment terms longer than 60 days is considered to have extended payment terms and is not recognized as a receivable or revenue until it is due and payable.

Net cash used in investing activities was $2.0 million in fiscal 2001, $1.2 million in fiscal 2002 and $8.2 million in fiscal 2003. In fiscal 2001, cash used in investing activities primarily related to the purchase of $1.4 million in property and equipment relating to an expansion office located in Henderson, Nevada and $231,000 for the purchase of the intellectual property of CareCore. In fiscal 2002, cash used in investing activities was attributed to payments of $1.4 million and $500,000 relating to the acquisitions of Intellidata and MC2, respectively, and payments of $1.2 million to acquire property and equipment, offset by net proceeds from sales and maturities of available-for-sale securities of $1.9 million. In fiscal 2003, cash used in investing activities was primarily due to $2.1 million in property and equipment expenditures for office expansions and to support the application service provider agreement with US Oncology and net purchases of available-for-sale securities of $6.2 million due to increased cash investment activity after our initial and secondary public offerings.

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

The fee for multiple element arrangements is allocated to each element of the arrangement, such as maintenance and support services, based on the relative fair values of the elements. We determine the fair value of each element in multiple element arrangements based on vendor-specific objective evidence, or VSOE, for each element, which is based on the price charged when the same element is sold separately. If VSOE of the fair value of all undelivered elements exists but VSOE of the fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If VSOE of the fair value does not exist for all undelivered elements, revenue is deferred until VSOE of fair value exists for all undelivered elements, the elements for which VSOE of fair value does not exist have been delivered or the elements for which VSOE of fair value does not exist (a) have been deleted from the contract or (b) there is competent evidence that allows for the reasonable judgment that it is remote that the customer will request delivery.

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

Sales of our products into the radiation oncology market in the United States, including maintenance and services, represented approximately 73.9% of our net sales in the fiscal year ended September 30, 2003. Many of the largest radiation oncology facilities and practices in the United States have previously purchased our systems. To sustain our growth, we must expand our radiation oncology sales outside the United States and increase our sales outside of the radiation oncology market. We have expanded our product offerings domestically to address medical oncology, hospital and central registry data aggregation and reporting, and recently, laboratory information systems and urology. However, we may not be successful selling our products in international radiation oncology markets, or marketing our products in new markets.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

IMPAC Medical Systems, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of IMPAC Medical Systems, Inc. and its subsidiaries (the “Company”) at September 30, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

October 13, 2004

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,
	2002	2003
	(Restated) See Note 3
Assets
Current assets:
Cash and cash equivalents	$23,432	$57,979
Available-for-sale securities	385	7,052
Accounts receivable, net of allowance for doubtful accounts of $224 in 2002 and $355 in 2003	8,086	12,100
Inventories	86	66
Deferred income taxes, net	4,705	6,400
Income tax refund receivable	686	339
Prepaid expenses and other current assets	4,503	4,691

Total current assets	41,883	88,627
Available-for-sale securities	3,156	2,719
Property and equipment, net	3,379	3,573
Deferred income taxes	497	883
Goodwill and other intangible assets, net of accumulated amortization of $3,613 in 2002 and $3,958 in 2003	2,465	2,145
Other assets	341	459

Total assets	$51,721	$98,406

Liabilities, Redeemable Convertible Preferred Stock, Common Stock Subject to Rescission Rights and Stockholders’ Equity
Current liabilities:
Customer deposits	$9,800	$10,864
Accounts payable	872	864
Accrued liabilities	3,252	4,758
Income taxes payable	1,950	2,353
Deferred revenue	20,037	27,552
Capital lease obligations, current portion	65	74

Total current liabilities	35,976	46,465
Customer deposits	92	232
Capital lease obligations, less current portion	114	41

Total liabilities	36,182	46,738

Commitments (Note 5)
Redeemable convertible preferred stock, par value: $0.001 per share Authorized: 1,238,390 shares in 2002 and none in 2003 Issued and outstanding: 1,238,390 shares in 2002 and none in 2003	14,489	—

Common stock subject to rescission rights Issued and outstanding: none in 2002 and 6,500 shares in 2003	—	98

Stockholders’ equity:
Preferred stock, par value: $0.001 per share Authorized: no shares in 2002 and 5,000,000 shares in 2003 Issued and outstanding: none in 2002 and 2003	—	—
Common stock, par value: $0.001 per share Authorized: 15,000,000 shares in 2002 and 60,000,000 shares in 2003 Issued and outstanding: 6,072,864 shares in 2002 and 9,719,749 shares in 2003	6	10
Additional paid-in capital	1,144	47,792
Accumulated other comprehensive loss	(1)	(16)
Retained earnings (accumulated deficit)	(99)	3,784

Total stockholders’ equity	1,050	51,570

Total liabilities, redeemable convertible preferred stock, common stock subject to rescission rights and stockholders’ equity	$51,721	$98,406

The accompanying notes are an integral part of these consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended September 30,
	2001	2002	2003
	(Restated) See Note 3	(Restated) See Note 3	(Restated) See Note 3
Sales:
Software license and other, net	$20,188	$25,252	$35,819
Maintenance and services	10,486	14,532	20,589

Total net sales	30,674	39,784	56,408
Cost of sales:
Software license and other, net	6,088	7,641	10,341
Maintenance and services	3,376	4,543	7,349
Amortization of purchased technology	129	187	226

Total cost of sales	9,593	12,371	17,916

Gross profit	21,081	27,413	38,492

Operating expenses:
Research and development	6,276	7,841	9,898
Sales and marketing	9,096	12,231	14,344
General and administrative	3,710	4,017	5,348
Write-off of purchased in-process research and development	511	116	—
Amortization of goodwill and other intangible assets	232	375	119

Total operating expenses	19,825	24,580	29,709

Operating income	1,256	2,833	8,783
Interest expense	(41)	(28)	(35)
Interest and other income	553	417	572

Income before provision for income taxes	1,768	3,222	9,320
Provision for income taxes	(532)	(945)	(3,208)

Net income	1,236	2,277	6,112
Accretion of redeemable convertible preferred stock	(1,431)	(8,550)	(2,229)

Net income (loss) available for common stockholders	$(195)	$(6,273)	$3,883

Net income (loss) per common share:
Basic	$(0.03)	$(1.04)	$0.43

Diluted	$(0.03)	$(1.04)	$0.40

Weighted-average shares used in computing net income (loss) per common share:
Basic	6,017	6,042	9,010

Diluted	6,017	6,042	9,741

The accompanying notes are an integral part of these consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended September 30, 2001, 2002 and 2003

(in thousands except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balances, October 1, 2000 (as reported)	6,014,849	$6	$901	$(12)	$7,800	$8,695
Cumulative effect of restatement	—	—	—	—	(1,413)	(1,413)

Balances, October 1, 2000 (restated)	6,014,849	6	901	(12)	6,387	7,282
Issuance of common stock through exercise of options	5,584	—	3	—	—	3
Changes in unrealized gain (loss) on available-for-sale securities	—	—	—	55	—	55
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	(1,431)	(1,431)
Net income (restated)	—	—	—	—	1,236	1,236

Balances, September 30, 2001 (restated)	6,020,433	6	904	43	6,192	7,145
Issuance of common stock through exercise of options	55,431	—	194	—	—	194
Repurchase of common stock	(3,000)	—	(4)	—	(18)	(22)
Stock-based compensation	—	—	50	—	—	50
Changes in unrealized gain (loss) on available-for-sale securities	—	—	—	(44)	—	(44)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	(8,550)	(8,550)
Net income (restated)	—	—	—	—	2,277	2,277

Balances, September 30, 2002 (restated)	6,072,864	6	1,144	(1)	(99)	1,050
Issuance of common stock through exercise of options and ESPP (including tax benefit of $787)	339,995	1	2,483	—	—	2,484
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	(2,229)	(2,229)
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	1,238,390	1	16,717	—	—	16,718
Issuance of common stock in connection with initial public offering, net of issuance costs of $1,816	1,875,000	2	24,339	—	—	24,341
Reclassification of common stock into common stock subject to rescission rights	(6,500)	—	(98)	—	—	(98)
Issuance of common stock in connection with secondary offering, net of issuance costs of $384	200,000	—	3,207	—	—	3,207
Changes in unrealized gain (loss) on available-for-sale securities	—	—	—	30	—	30
Foreign currency translation	—	—	—	(45)	—	(45)
Net income (restated)	—	—	—	—	6,112	6,112

Balances, September 30, 2003 (restated)	9,719,749	$10	$47,792	$(16)	$3,784	$51,570

The accompanying notes are an integral part of these consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2001	2002	2003
	(Restated) See Note 3	(Restated) See Note 3	(Restated) See Note 3
Cash flows from operating activities:
Net income	$1,236	$2,277	$6,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,142	1,313	1,702
Amortization of goodwill and other intangible assets	361	562	345
Write-off of purchased in-process research and development	511	116	—
Provision for doubtful accounts	77	151	150
Deferred income taxes	(312)	(516)	222
Loss on disposal of property and equipment	23	—	83
Gain on sale of investment	—	(8)	—
Stock-based compensation	—	50	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(738)	(1,288)	(4,189)
Inventories	(5)	(51)	20
Prepaid expenses and other current assets	(583)	(2,080)	(188)
Other assets	38	(3)	(114)
Customer deposits	995	2,866	1,205
Accounts payable	208	139	(8)
Accrued liabilities	416	813	1,515
Income tax payable/refund receivable	(1,048)	34	(1,554)
Tax benefits from employee stock options	—	—	787
Deferred revenue	4,816	7,726	7,516

Net cash provided by operating activities	7,137	12,101	13,604

Cash flows from investing activities:
Acquisition of property and equipment	(1,370)	(1,249)	(2,142)
Proceeds from disposal of property and equipment	—	—	163
Payments for MC2 acquisition, net of cash acquired of $2	—	(500)	—
Payments for CareCore acquisition	(231)	—	—
Payments for Intellidata acquisition, net of cash acquired of $7	—	(1,422)	—
Proceeds from sale of investment	—	44	—
Purchases of available-for-sale securities	(15,106)	(11,463)	(84,015)
Proceeds from sales of available-for-sale securities	14,690	10,415	71,617
Proceeds from maturities of available-for-sale securities	7	2,933	6,198

Net cash used in investing activities	(2,010)	(1,242)	(8,179)

Cash flows from financing activities:
Principal payments on capital leases	(50)	(57)	(67)
Proceeds from the issuance of common stock, net	4	193	29,245
Repurchase of common stock	—	(21)	—

Net cash provided by (used in) financing activities	(46)	115	29,178

Net increase in cash and cash equivalents	5,081	10,974	34,603
Effect of exchange rates on cash	—	2	(56)
Cash and cash equivalents at beginning of year	7,375	12,456	23,432

Cash and cash equivalents at end of year	$12,456	$23,432	$57,979

Supplemental information:
Accretion to redemption value of redeemable convertible preferred stock	$1,431	$8,550	$2,229

Conversion of redeemable convertible preferred stock into common stock	$—	$—	$16,718

Cash paid during the period for:
Income taxes	$1,924	$1,420	$4,564

Interest	$41	$28	$34

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

The Company accounts for sales of software and maintenance revenue under the provisions of Statement of Position 97-2, (“SOP 97-2”), “Software Revenue Recognition,” as amended. SOP 97-2 requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor-specific objective evidence (“VSOE”) of the fair value of the delivered and/or undelivered elements. For hardware transactions where no software is involved, the Company applies the provisions of Staff Accounting Bulletin 101 “Revenue Recognition.” Hardware transactions represented 3.8% of the Company’s total net sales in fiscal 2001, 3.5% in fiscal 2002 and 3.7% in fiscal 2003.

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

The fee for multiple element arrangements is allocated to each element of the arrangement, such as maintenance and support services, based on the relative fair values of the elements. The Company determines the fair value of each element in multiple element arrangements based on vendor-specific objective evidence, or VSOE, for each element, which is based on the price charged when the same element is sold separately. If VSOE of the fair value of all undelivered elements exists but VSOE of the fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If VSOE of the fair value does not exist for all undelivered elements, revenue is deferred until VSOE of fair value exists for all undelivered elements, the elements for which VSOE of fair value does not exist have been delivered or the elements for which VSOE of fair value does not exist (a) have been deleted from the contract or (b) there is competent evidence that allows for the reasonable judgment that it is remote that the customer will request delivery.

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

Had compensation costs been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net income (loss) available for common stockholders and pro forma net income (loss) per common share, basic and diluted, would have been as follows (in thousands, except per share data):

	Years Ended September 30,
	2001	2002	2003
	(Restated) See Note 3	(Restated) See Note 3	(Restated) See Note 3
Net income (loss) available for common stockholders:
As reported	$(195)	$(6,273)	$3,883
Add stock-based compensation included in reported net loss attributable to common stockholders	—	50	—
Less stock-based compensation cost under a fair value method	(161)	(218)	(716)

Pro forma	$(356)	$(6,441)	$3,167

Net income (loss) per common share:
Basic:
As reported	$(0.03)	$(1.04)	$0.43

Pro forma	$(0.06)	$(1.07)	$0.35

Diluted:
As reported	$(0.03)	$(1.04)	$0.40

Pro forma	$(0.06)	$(1.07)	$0.33

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

During both fiscal years 2001 and 2002, one customer accounted for approximately 13.5% of total net sales. No customer accounted for more than 10% of total net sales during fiscal year 2003. No customer accounted for more than 10% of total accounts receivable at September 30, 2002 and 2003.

The Company maintains allowances for potential credit losses and such losses have been within the Company’s expectations.

Segments

The Company operates in one segment, using one measurement of profitability to manage its business. As of September 30, 2002 and 2003, greater than 99% of long-lived assets are maintained in the United States of America. During the years ended September 30, 2001, 2002 and 2003, sales to international customers accounted for 6.0%, 9.0% and 3.8% of total net sales, respectively.

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

A reconciliation of the numerator and denominator used in the basic and diluted net income (loss) per share follows (in thousands):

	Years Ended September 30,
	2001	2002	2003
	(Restated) See Note 3	(Restated) See Note 3	(Restated) See Note 3
Numerator:
Net income	$1,236	$2,277	$6,112
Accretion of redeemable convertible preferred stock	(1,431)	(8,550)	(2,229)

Net income (loss) available for common stockholders	$(195)	$(6,273)	$3,883

Denominator:
Weighted-average shares used in computing basic net income (loss) per common share	6,017	6,042	9,010
Dilutive effect of options to purchase shares	—	—	558
Dilutive effect of redeemable convertible preferred stock	—	—	173

Weighted-average shares used in computing diluted net income (loss) per common share	6,017	6,042	9,741

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

Note 3—Restatement of Financial Statements:

April 2004 Restatement

The Company adopted Statement of Position (SOP) 97-2 “Software Revenue Recognition” which became effective for the Company in October 1999 for the purposes of revenue recognition. Subsequent to filing the

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Form 10-K for the fiscal year ended September 30, 2003, management determined that the Company had recognized revenue for certain transactions prematurely. Accordingly, the Company restated its financial statements for the fiscal years ended September 30, 2000, 2001, 2002 and 2003 to shift some previously recognized revenues to later quarters and to defer other previously recorded revenues to periods subsequent to September 30, 2003 in April 2004.

The accounting issues that gave rise to the initial restatement in April 2004 fell into three categories. First, the Company recognized revenue from certain multiple element software contracts once individual elements had been installed, accepted and were in clinical use at the customer site. The Company has now determined that the Company did not have vendor specific objective evidence (“VSOE”) of the fair value of the undelivered elements. Accordingly, the Company should have deferred the recognition of revenue on those contracts until it had VSOE of the fair value for all the undelivered elements, the elements for which VSOE of the fair value did not exist had subsequently been delivered or the elements for which VSOE of fair value did not exist had been formally or constructively canceled. Instances where contracts were deemed to have been constructively canceled were limited to instances where more than a year had lapsed since the last software product was accepted.

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

October 2004 Restatement

The accounting issue that gave rise to the second restatement in October 2004 related to the timing of revenues recognized on sales agreements which management determined had been constructively cancelled with respect to the undelivered software products. In the Company’s April 2004 restatement, it applied the concept of constructive cancellation to approximately 40 sales agreements where management determined that the probability of delivering the remaining undelivered element(s) was remote and the undelivered element(s) was not critical to the operation of the delivered elements.

During the initial restatement, management used hindsight and considered the passage of time since the last delivered software product had been accepted as evidence that it was remote that the customer would request delivery of the remaining software products included in the arrangement. If more than one year had lapsed since the last software product was accepted, management deemed the undelivered elements to have been constructively canceled as of the date the last element was delivered. In those instances, the Company shifted the revenues to the acceptance date of the last products delivered under the applicable sales agreement.

Subsequent to the Company’s April 2004 restatement, management determined that it should not have used hindsight and should have instead recognized the revenue related to the previously delivered elements during the period when management determined, based on then available evidence, that it was remote that the customer would request delivery of the remaining undelivered software products. As a result, the Company had to shift revenue related to arrangements with constructively canceled undelivered elements to the date when sufficient competent evidence of constructive cancellation was obtained for periods prior to and including September 30, 2003, or will be obtained in future periods. This affected approximately 30 sales agreements during the fiscal years 2000 through 2003.

The restatement also gives effect to the recognition of a deferred tax liability associated with the acquisition of Intellidata, Inc. in April 2002. A deferred tax liability should have been created at the time of the acquisition to account for the differences in the amortization periods of related intangible assets for book and tax purposes. The recognition of the additional deferred tax liability of approximately $573,000 in April 2002 caused a corresponding increase to goodwill.

As a result of the impact of changes in the timing of revenue recognition, net sales increased (decreased) by $(555,000), $(1.5) million and $1.5 million in the years ended September 30, 2001, 2002 and 2003, respectively, with a corresponding decrease (increase) in deferred revenue. The Company also deferred the recognition of the related direct incremental commission expense and certain direct incremental travel expenses associated with revenue now being deferred until the related revenue was recognized. The Company also revised its provision for income taxes for the effect of these matters. Due to the effects of the second restatement on operating results during the year ended September 30, 2000, the opening retained earnings balance in fiscal 2001 was increased by $35,000, net of tax.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result, the accompanying consolidated financial statements have been restated from the amounts previously reported. The amounts under the headings “As Reported” reflect the Company’s originally reported results as amended by the first restatement in April 2004. The amounts under the headings “Restated” reflect the Company’s restated results after the second restatement in October 2004. A summary of the significant effects of the second restatement is as follows (in thousands, except per share amounts):

	For the Years Ended September 30,
	2001		2002		2003
	As Reported	Restated	As Reported	Restated	As Reported	Restated
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$31,229	$30,674	$41,240	$39,784	$54,880	$56,408
Gross profit	21,728	21,081	29,008	27,413	37,274	38,492
Operating income	1,743	1,256	4,169	2,833	7,418	8,783
Net income	1,529	1,236	2,984	2,277	5,175	6,112
Net income (loss) available to common stockholders	98	(195)	(5,566)	(6,273)	2,946	3,883
Net income (loss) per common share:
Basic	$0.02	$(0.03)	$(0.92)	$(1.04)	$0.33	$0.43

Diluted	$0.02	$(0.03)	$(0.92)	$(1.04)	$0.30	$0.40

	As of September 30,
	2002		2003
	As Reported	Restated	As Reported	Restated
	(in thousands)
Consolidated Balance Sheet Data:
Prepaid expenses and other current assets	4,316	4,503	4,667	4,691
Deferred income taxes, net	4,962	5,202	7,471	7,283
Deferred revenue	18,043	20,037	27,079	27,552
Retained earnings (accumulated deficit)	866	(99)	3,812	3,784

Note 4—Balance Sheet Detail:

Available-for-sale securities

Available-for-sale securities at September 30, 2002 are summarized as follows (in thousands):

	Fair Market Value	Amortized Cost Basis	Unrealized Gain (Loss)
Municipal bonds	$315	$319	$(4)
Corporate bonds	244	244	—
Taxable floating rate notes	600	600	—
Collateralized mortgage obligations	182	179	3
Tax exempt floating rate notes	2,200	2,200	—

	$3,541	$3,542	$(1)

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Available-for-sale securities at September 30, 2003 are summarized as follows (in thousands):

	Fair Market Value	Amortized Cost Basis	Unrealized Gain
Auction rate receipts	$2,700	$2,700	$—
Corporate bonds	99	99	—
Municipal bonds	3,940	3,928	12
United States government agencies	3,032	3,015	17

	$9,771	$9,742	$29

Maturities of available-for-sale securities at September 30, 2003 are summarized as follows (in thousands):

	Maturity in 1 Year or Less	Maturity in 1 to 5 Years
Auction rate receipts	$2,700	$—
Corporate bonds	99	—
Municipal bonds	1,336	2,604
United States government agencies	2,917	115

	$7,052	$2,719

Realized gains and losses on the sale of available-for-sale securities are summarized as follows (in thousands):

	Years Ended September 30,
	2001	2002	2003
Gross realized gains	$7	$4	$5
Gross realized losses	(27)	(13)	(10)

	$(20)	$(9)	$(5)

Prepaid expenses and other current assets (in thousands)

	September 30,
	2002	2003
	(Restated) See Note 3
Prepaid commissions	$2,034	$2,051
Prepaid marketing expenses	292	419
Prepaid software installation expenses	1,062	1,650
Prepaid rent	24	271
Prepaid initial public offering costs	910	—
Other	181	300

	$4,503	$4,691

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

Goodwill and other intangible assets

The following table reflects the gross carrying amount and accumulated amortization of the Company’s goodwill and intangible assets on the consolidated balance sheets as follows (in thousands):

	September 30,
	2002	2003
Intangible assets:
Amortized intangible assets:
Technology	$4,260	$4,260
Customer base	356	356
Non-compete	260	260
Accumulated amortization	(3,613)	(3,958)

Net carrying amount	1,263	918
Goodwill, net	1,202	1,227

Total goodwill and other intangible assets, net	$2,465	$2,145

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For comparative purposes, the following table illustrates the Company’s net income (loss) available for common stockholders adjusted to exclude goodwill and acquired workforce amortization expense as if amortization had ceased October 1, 2000 (in thousands, except per share data):

	Years Ended September 30,
	2001	2002	2003
	(Restated) See Note 3	(Restated) See Note 3	(Restated) See Note 3
Net income (loss) available for common stockholders as reported	$(195)	$(6,273)	$3,883
Amortization of goodwill	69	170	—

Adjusted net income (loss) available for common stockholders	$(126)	$(6,103)	$3,883

Net income (loss) per common share, basic
As reported	$(0.03)	$(1.04)	$0.43

As adjusted	$(0.02)	$(1.01)	$0.43

Net income (loss) per common share, diluted
As reported	$(0.03)	$(1.04)	$0.40

As adjusted	$(0.02)	$(1.01)	$0.40

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

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred revenue (in thousands)

	September 30,
	2002	2003
	(Restated) See Note 3
Deferred software license revenue	$10,222	$13,802
Deferred maintenance and services revenue	8,993	12,880
Deferred term license revenue	822	840
Other	—	30

	$20,037	$27,552

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

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option activity under the Plans and the 2002 Stock Plan are as follows:

	Options Outstanding
	Number of Shares	Exercise Price	Total	Weighted Average Exercise Price
Balances, October 1, 2000	690,382	$0.32–$16.85	$2,525,603	$3.66
Options granted	202,500	$6.00	1,215,000	$6.00
Options exercised	(5,584)	$0.32–$ 5.00	(3,929)	$0.70
Options canceled/expired	(8,750)	$1.34–$16.85	(62,020)	$7.09

Balances, September 30, 2001	878,548	$0.32–$16.85	3,674,654	$4.18
Options granted	215,000	$7.00–$13.00	2,735,000	$12.72
Options exercised	(55,431)	$0.70–$ 7.00	(193,583)	$3.49
Options canceled/expired	(4,000)	$1.34–$ 6.00	(19,340)	$4.84

Balances, September 30, 2002	1,034,117	$0.32–$16.85	6,196,731	$5.99
Options granted	125,000	$19.70–$23.25	2,793,600	$22.35
Options exercised	(292,283)	$0.32–$13.00	(1,087,458)	$3.72
Options canceled/expired	(12,365)	$3.23–$16.85	(109,345)	$8.84

Balances, September, 2003	854,469	$0.32–$23.25	$7,793,528	$9.12

The options outstanding and exercisable by exercise price at September 30, 2003 are as follows:

	Options Outstanding
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Options Exercisable
$ 0.32	10,500	0.54	10,500
$ 3.23	172,411	5.03	172,411
$ 5.00	194,751	6.31	171,416
$ 6.00	155,588	7.42	89,638
$ 7.00	5,000	8.50	5,000
$13.00	188,219	8.64	48,292
$16.85	3,000	6.76	2,374
$19.70	25,000	9.39	—
$20.86	10,000	9.87	—
$23.25	90,000	9.81	—

	854,469		499,631

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

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Income Taxes:

The provision for income taxes is as follows (in thousands):

	Years Ended September 30,
	2001	2002	2003
	(Restated) See Note 3	(Restated) See Note 3	(Restated) See Note 3
Federal:
Current	$1,583	$2,645	$4,842
Deferred	(1,156)	(1,585)	(1,918)

	427	1,060	2,924

State:
Current	196	276	421
Deferred	(115)	(400)	(164)

	81	(124)	257

Foreign:
Current	24	9	27

Total provision for income taxes	$532	$945	$3,208

U.S. and international components of income before provision for income taxes were (in thousands):

	Years Ended September 30,
	2001	2002	2003
	(Restated) See Note 3	(Restated) See Note 3	(Restated) See Note 3
U.S.	$1,768	$3,206	$9,163
International	—	16	157

Income before provision for income taxes	$1,768	$3,222	$9,320

The components of the net deferred income tax assets are as follows (in thousands):

	September 30,
	2002	2003
	(Restated) See Note 3
Deferred tax assets:
Depreciation and amortization	$865	$1,072
Allowance for doubtful accounts	89	140
Deferred revenue	4,711	6,566
Accrued liabilities	351	347
Net operating loss carryforwards	—	35
Research tax credits	152	96

	6,168	8,256

Deferred tax liabilities
Prepaid expenses	(486)	(605)
Intangible assets	(480)	(368)

Net deferred tax assets	$5,202	$7,283

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

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income before taxes as follows:

	Years Ended September 30,
	2001	2002	2003
	(Restated) See Note 3	(Restated) See Note 3	(Restated) See Note 3
Federal income tax at statutory rate	34.0%	35.0%	35.0%
State income taxes, net of federal effect	5.8	5.3	2.4
Nondeductible permanent items	5.3	2.2	3.3
Research and development tax credits	(13.9)	(7.1)	(5.3)
Foreign Sales Corporation benefit	(3.9)	—	—
Foreign Sales Corporation taxes	1.4	—	—
Foreign taxes	—	0.3	(0.2)
Tax exempt interest income	—	—	(0.2)
Other	1.4	(6.4)	(0.6)

Provision for income taxes	30.1%	29.3%	34.4%

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

The acquisition of Intellidata was accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”), using the purchase method of accounting and, accordingly, the results of operations of Intellidata have been included in the Company’s consolidated financial statements subsequent to April 30, 2002. The purchase price was allocated to the net tangible and identifiable intangible assets acquired

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and the liabilities assumed based on their estimated fair values at the date of acquisition as determined by management. The excess of the purchase price over the fair value of the net identifiable assets was allocated to goodwill. The purchase price was allocated as follows (restated, in thousands):

Cash and cash equivalents	$7
Accounts receivable, net	119
Property and equipment, net	1
Other assets	2
Assumed liabilities	(893)
Developed/core technology	699
Acquired in-process research and development	116
Customer base	356
Covenant-not-to-compete	260
Goodwill	762

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

	Years Ended September 30,
	2001	2002
	(Restated) See Note 3
Net sales	$31,763	$40,234
Net income (loss) available for common stockholders	$325	$(6,457)
Net income (loss) per common share:
Basic	$0.05	$(1.07)
Diluted	$0.05	$(1.07)
Weighted-average shares used in computing net income (loss) per common share:
Basic	6,017	6,042
Diluted	6,457	6,042

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

As described in Note 3 of the notes to the consolidated financial statements included in Part I—Item 8 of this Form 10-K/A, subsequent to the issuance of IMPAC’s consolidated financial statements for the year ended September 30, 2003, our management has twice determined to restate our consolidated financial statements as of and for the years ended September 30, 2000, 2001, 2002 and 2003, to shift some previously deferred or recognized revenues earlier or later quarters or to defer recorded revenues and recognize them in periods subsequent to September 30, 2003.

In connection with restating our financial statements as provided in this report, our Chief Executive Officer and Chief Financial Officer, with the participation of other management, re-evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and as of the date of this report. During the prior restatement in April 2004, our independent auditors at that time, PricewaterhouseCoopers LLP, advised management and the Audit Committee that it noted certain matters regarding software revenue recognition practices during the periods under review that it considered to be material weaknesses. As part of the re-evaluation, we conducted an extensive internal review of our revenue recognition practices for all periods for which financial statements are included in this report. Among other things, this involved the review of each of the over 1,500 customer contracts entered into since October 1, 1999.

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

These controls and procedures were found to be deficient in identifying the accounting issues which were the subject of the two restatements. Specifically, the controls and procedures did not result in (i) our proper understanding of the application of SOP 97-2 for multiple element contracts, (ii) the identification of an improper usage of a retroactive acceptance clause resulting in revenue being recognized in the incorrect period and (iii) the deferral of 12% of the current list price of the software rather than 12% of the net purchase price.

In response to the matters identified, we have taken steps to strengthen control processes and procedures to identify, rectify and prevent the recurrence of the circumstances that resulted in our determination to restate prior period financial statements. We intend to correct the identified weaknesses in our disclosure controls and procedures that led to the restatement by taking the following steps, among others:

•	Hired one individual, and continuing to search for additional in-house finance personnel with extensive software revenue recognition experience, including the application of SOP 97-2.

•	Establishing an internal training program for affected employees on applicable policies and procedures and sent finance personnel to external training and continuing education programs.

•	Supplementing our revenue recognition policy to include a clearly understandable summary of key elements of the policy to better ensure broader understanding of the policy among our personnel.

•	Documenting the review of revenue transactions prior to recognizing revenue, including how each of the four criteria for revenue recognition (i.e. persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable) has been met, and requiring that this documentation be reviewed and approved by a responsible person prior to recording revenue.

•	Establishing procedures to perform an on-going analysis of the VSOE of maintenance to support the fair value of maintenance to be used in deferring the fair value from multiple element arrangements.

•	Corresponding with accounting professionals, including but not limited to our independent auditing firm and the Securities and Exchange Commission, to ascertain any changes in application of Generally Accepted Accounting Principles (GAAP).

•	Reviewing the Financial Accounting Standards Board’s (FASB) and American Institute of Certified Public Accountants’ websites and any available information to acknowledge, review and interpret any applicable accounting changes, including changes relating to software revenue recognition.

We believe these continuing changes to our system of internal controls and our disclosure controls and procedures will be adequate to provide reasonable assurance that the objectives of these control systems will be met. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

Report of Independent Registered Public Accounting Firm

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

Date: October 29, 2004	IMPAC MEDICAL SYSTEMS, INC.

	By	/s/ JOSEPH K. JACHINOWSKI
Joseph K. Jachinowski President and Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

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

October 13, 2004

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

EXHIBIT INDEX

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K/A

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

4.1	Specimen Stock Certificate.(2)

10.1	Software Distribution Agreement dated April 25, 2001 between IMPAC and Siemens Medical Systems, Inc.†(2)

10.2	Application Service Provider (ASP) Agreement dated May 31, 2002 between IMPAC and US Oncology, Inc.†(2)

10.3	Lease Agreement dated September 1, 1999 between the Revocable Living Trust dated March 23, 1987, Hillview Management, Inc. and IMPAC, as amended, for the premises in Mountain View, California.(2)

10.3.1	Second Addendum dated March 23, 2000 to Lease Agreement dated September 1, 1999 between the Revocable Living Trust dated March 23, 1987, Hillview Management, Inc. and IMPAC for the premises in Mountain View, California.(2)

10.3.2	Third Addendum dated February 5, 2003 to Lease Agreement dated September 1, 1999 between the Revocable Living Trust dated March 23, 1987, Hillview Management, Inc. and IMPAC for the premises in Mountain View, California.(3)

10.4	Form of Indemnification Agreement between IMPAC and each of its officers and directors.(2)

10.5	1993 Stock Option Plan.(2)

10.6	1998 Stock Plan.(2)

10.7	2002 Stock Plan.(2)

10.8	2002 Employee Stock Purchase Plan.(2)

10.9	Form of Incentive Stock Option Agreement for 2002 Stock Plan.(2)

10.10	Form of Nonqualified Stock Option Agreement for 2002 Stock Plan.(2)

14.1	Code of Ethics*

21.1	List of Subsidiaries of IMPAC*

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference from the same numbered exhibit to IMPAC’s Form 10-Q for the quarter ended December 31, 2002.
(2)	Incorporated by reference from the same numbered exhibit to IMPAC’s registration statement on Form S-1 (File No. 333-89724).
(3)	Incorporated by reference from the same numbered exhibit to IMPAC’s registration statement on Form S-1 (File No. 333-104739).
†	Confidential treatment requested as to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*	Previously filed.