Form 10-Q/A
period 2003-12-31
IMPAC MEDICAL SYSTEMS INC
filed 2004-11-19
CIK 1026448

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of IMPAC Medical Systems, Inc. (the “Company”) for the quarter ended December 31, 2003 is to restate our consolidated financial statements as of and for the three months ended December 31, 2003 and 2002, and related disclosures, including the selected financial data included herein as of and for the three months ended December 31, 2003 and 2002.

Generally, no attempt has been made in this Amendment No. 1 to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A generally does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on April 19, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

•	Part I – Item 1 – Condensed Consolidated Financial Statements (unaudited);

•	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part I – Item 4 – Controls and Procedures; and

•	Part II – Item 6 – Exhibits and Reports on Form 8-K.

Our Chief Executive Officer and Chief Financial Officer have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

We have restated our financial results for the three months ended December 31, 2003 and 2002 to conform certain of our revenue recognition policies to Statement of Position (SOP) 97-2 “Software Revenue Recognition” and the judgment it requires as to when it can be considered that all elements of a multiple element arrangement have been delivered (except for those for which there is vendor specific objective evidence of fair value) and revenue for those delivered elements can be recognized. As a result of the restatement, some previously recognized revenues have been shifted to earlier or later quarters (resulting in a change to previously reported deferred revenue) and others have been reclassified to deferred revenue at December 31, 2003 and will be recognized in periods subsequent to December 31, 2003 in accordance with SOP 97-2. In addition, certain previously deferred revenues and related deferred costs have been recognized as revenue and expenses in the restatement period. The restatement also gives effect to the recognition of a deferred tax liability associated with the acquisition of Intellidata, Inc. in April 2002. The restatement does not impact previously reported total cash flows from operations. As a result of the impact of changes in the timing of revenue recognition, net sales increased (decreased) by $1.0 million and ($208,000) in the three months ended December 31, 2003 and 2002, respectively, with corresponding decreases (increases) in deferred revenue. We also deferred the recognition of the related direct incremental commission expense and certain direct incremental travel expenses associated with installations at customer sites as well as the federal income tax provision (benefit). Net income increased (decreased) by $720,000 and ($128,000) in the three months ended December 31, 2003 and 2002, respectively, from the amounts reported in our Form 10-Q filed April 19, 2004.

Additional detail regarding the restatement is included in Note 8 of the Notes to the Condensed Consolidated Financial Statements included in Part I – Item 1 of this Amendment No. 1 on Form 10-Q/A.

i

PART I. FINANCIAL INFORMATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

The statements contained in this Form 10-Q/A that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future. Forward looking statements include statements regarding the Company’s business strategy, timing of, and plans for, the introduction of new products and enhancements, future sales, market growth and direction, competition, market share, revenue growth, operating margins and profitability. All forward looking statements included in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statement. Actual results could differ materially from the Company’s current expectations. Factors that could cause or contribute to such differences include the Company’s ability to expand outside the radiation oncology market or expand into international markets, our inability to recognize revenue from multiple element software contracts where certain elements have been delivered, installed and accepted but other elements remain undelivered, lost sales or lower sales prices due to competitive pressures, the ability to integrate its products successfully with related products and systems in the medical services industry, reliance on distributors and manufacturers of oncology equipment to market its products, changes in Medicare reimbursement policies, the integration and performance of acquired businesses, and other factors and risks discussed in the Company’s Form 10-K/A filed November 1, 2004 and other reports filed by the Company from time to time with the Securities and Exchange Commission.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)	December 31, 2003	September 30, 2003
	Restated (See Note 8)
Assets
Current assets:
Cash and cash equivalents	$36,220	$57,979
Available-for-sale securities	5,575	7,052
Accounts receivable, net	15,957	12,100
Unbilled accounts receivable	975	—
Income tax refund receivable	339	339
Inventories	69	66
Deferred income taxes, net	6,744	6,400
Prepaid expenses and other current assets	4,824	4,691

Total current assets	70,703	88,627
Available-for-sale securities	3,765	2,719
Property and equipment, net	3,820	3,573
Deferred income taxes	862	883
Goodwill	14,333	1,227
Other intangible assets, net	9,436	918
Other assets	459	459

Total assets	$103,378	$98,406

Liabilities, Common Stock Subject to Rescission Rights and Stockholders’ Equity
Current liabilities:
Capital lease obligations, current	$157	$74
Accounts payable	320	864
Accrued liabilities	2,951	4,758
Income taxes payable	2,855	2,353
Deferred revenue	32,126	27,552
Customer deposits, current	10,643	10,864

Total current liabilities	49,052	46,465
Customer deposits, net of current portion	232	232
Capital lease obligations, net of current portion	21	41

Total liabilities	49,305	46,738

Common stock subject to rescission rights	—	98

Stockholders’ equity:
Preferred stock	—	—
Common stock	10	10
Additional paid-in capital	48,908	47,792
Accumulated other comprehensive loss	(33)	(16)
Retained earnings	5,188	3,784

Total stockholders’ equity	54,073	51,570

Total liabilities, common stock subject to rescission rights and stockholders’ equity	$103,378	$98,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,
	2003	2002
(In thousands, except per share amounts)	Restated (See Note 8)
Net sales:
Software license and other, net	$9,225	$6,568
Maintenance and services	6,207	4,384

Total net sales	15,432	10,952

Cost of sales:
Software license and other, net	2,991	1,985
Maintenance and services	2,203	1,701
Amortization of purchased technology	69	89

Total cost of sales	5,263	3,775

Gross profit	10,169	7,177

Operating expenses:
Research and development	2,431	2,112
Sales and marketing	4,052	3,165
General and administrative	1,128	1,111
Amortization of intangible assets	51	13
Write-off of purchased in-process research and development	557	—

Total operating expenses	8,219	6,423

Operating income	1,950	776
Interest expense	(3)	(6)
Interest and other income	148	83

Income before provision for income taxes	2,095	853
Provision for income taxes	(691)	(294)

Net income	1,404	559
Accretion of redeemable convertible preferred stock	—	(2,229)

Net income (loss) available to common stockholders	$1,404	$(1,670)

Net income (loss) per common share:
Basic	$0.14	$(0.22)

Diluted	$0.14	$(0.22)

Weighted-average shares used in computing net income (loss) per common share:
Basic	9,758	7,469

Diluted	10,240	7,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended December 31,
	2003	2002
(In thousands)	Restated (See Note 8)
Cash flows from operating activities:
Net income	$1,404	$559
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment	438	402
Amortization of intangible assets	120	102
Accretion of available-for-sale securities	34	—
Deferred income taxes	(343)	(75)
Provision for doubtful accounts	32	30
Write-off of acquired in-process research and development	557	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,391)	(2,549)
Inventories	(3)	29
Prepaid expenses and other current assets	(117)	614
Other assets	37	(71)
Customer deposits	(221)	214
Accounts payable	(544)	(5)
Accrued liabilities	(1,810)	(1,142)
Income tax payable/refund receivable	503	(1,130)
Deferred revenue	965	2,112

Net cash used in operating activities	(339)	(915)

Cash flows from investing activities:
Acquisition of property and equipment	(372)	(565)
Payments for the acquisition of Tamtron and MRS	(22,430)	—
Purchases of available-for-sale securities	(1,076)	(7,648)
Proceeds from sales of available-for-sale securities	—	46
Proceeds from maturities of available-for-sale securities	1,450	7,764

Net cash used in investing activities	(22,428)	(403)

Cash flows from financing activities:
Principal payments on capital leases	(18)	(15)
Proceeds from the issuance of common stock, net	1,019	24,477

Net cash provided by financing activities	1,001	24,462

Effect of exchange rates on cash	7	(15)
Net increase (decrease) in cash and cash equivalents	(21,759)	23,144
Cash and cash equivalents at beginning of period	57,979	23,432

Cash and cash equivalents at end of period	$36,220	$46,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IMPAC Medical Systems, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004, or for any future period.

The Company’s management restated its consolidated financial statements as of and for the fiscal years ended September 30, 2003, 2002, 2001 and 2000, including the quarters ended December 31, 2003 and 2002, to shift some previously recognized revenues to later quarters or to defer recorded revenues and recognize them in periods subsequent to September 30, 2003. The balance sheet at September 30, 2003 has been derived from the audited consolidated financial statements, as restated, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2003 included in the Company’s Annual Report on Form 10-K/A filed November 1, 2004.

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

NOTE 3—Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Form 10-K/A filed on November 1, 2004 for the year ended September 30, 2003. With the exception of the new significant accounting policy for revenue recognition for pathology information management systems set forth below, the Company’s significant accounting policies have not materially changed as of December 31, 2003.

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

The Company accounts for sales of software and maintenance revenue under the provisions of Statement of Position 97-2, (“SOP 97-2”), “Software Revenue Recognition,” as amended. SOP 97-2 requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor-specific objective evidence (“VSOE”) of the fair value of the delivered and/or undelivered elements. For hardware transactions where no software is involved, the Company applies the provisions of Staff Accounting Bulletin 104 “Revenue Recognition.”

The fee for multiple element arrangements is allocated to each element of the arrangement, such as maintenance and support services, based on the relative fair values of the elements. The Company determines the fair value of each element in multiple element arrangements based on VSOE for each element, which is based on the price charged when the same element is sold separately. If VSOE of the fair value of all undelivered elements exists but VSOE of the fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If VSOE of the fair value does not exist for all undelivered elements, revenue is deferred until VSOE of fair value exists for all undelivered elements, the elements for which VSOE of fair value does not exist have been delivered or the elements for which VSOE of fair value does not exist (a) have been deleted from the contract or (b) there is available competent evidence that allows for the reasonable judgment that it is remote that the customer will request delivery.

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

The first year of maintenance and support, which includes updates and support, for the Company’s software products is included in the purchase price. Upon revenue recognition, the Company defers 12% of the list price, which is the renewal rate, and recognizes that portion over the remaining term of the included maintenance and support period. Fair value of services, such as training or consulting, is based upon separate sales by the Company of these services to other customers. Payments received for maintenance and services are deferred and recognized as revenue ratably over the service term. Training and consulting services are billed based on hourly rates, and are generally recognized as revenue as these services are performed. Amounts deferred for installed and accepted software products under multiple element arrangements where VSOE of the fair value for all undelivered elements does not exist, maintenance services and term software license agreements comprise the main components of deferred revenue.

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

The Company uses the intrinsic value method of APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” in accounting for its employee stock options, and presents disclosure of pro forma information required under SFAS No. 123, as amended by SFAS No. 148. No compensation expense is included in the net income (loss) available to common stockholders as reported during the three months ended December 31, 2003 and 2002.

Had compensation costs been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s total stock-based compensation cost, pro forma net income (loss) available to common stockholders and pro forma net income (loss) per common share, basic and diluted, would have been as follows (in thousands, except per share data):

	Three Months Ended December 31,
	2003	2002
	Restated (See Note 8)
Net income (loss) available to common stockholders as reported	$1,404	$(1,670)
Deduct: Stock-based employee compensation determined under a fair value based method	(274)	(67)

Pro forma net income (loss) available to common stockholders	$1,130	$(1,737)

Net income (loss) per common share, basic
As reported	$0.14	$(0.22)

Pro forma	$0.12	$(0.23)

Net income (loss) per common share, diluted
As reported	$0.14	$(0.22)

Pro forma	$0.11	$(0.23)

The determination of fair value of all options granted after the Company’s initial public offering include an expected volatility factor in addition to the risk free interest rate, expected term and expected dividends. No options were granted during the three months ended December 31, 2003 and 2002.

Other comprehensive income

Comprehensive income generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on available-for-sale securities and cumulative translation adjustments represent the components of comprehensive income that were excluded from the net income. Total comprehensive income for the three months ended December 31, 2003 and 2002, is presented in the following table (in thousands):

	Three Months Ended December 31,
	2003	2002
	Restated (See Note 8)
Net income	$1,404	$559
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities	(25)	5
Foreign currency translation adjustments	8	(6)

Comprehensive income	$1,387	$558

Net income (loss) per common share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of vested common shares outstanding for the period. Diluted net income (loss) per common share is computed giving effect to all potential dilutive common stock, including options to purchase common stock.

A reconciliation of the numerator and denominator used in basic and diluted net income (loss) per share follows (in thousands):

	Three Months Ended December 31,
	2003	2002
	Restated (See Note 8)
Numerator
Net income	$1,404	$559
Accretion of redeemable convertible preferred stock	—	(2,229)

Net income (loss) available to common stockholders	$1,404	$(1,670)

Denominator
Weighted-average shares used in computing basic net income (loss) per common share	9,758	7,469
Dilutive effect of options to purchase shares	482	—

Weighted-average shares used in computing diluted net income (loss) per common share	10,240	7,469

At December 31, 2003 and 2002, options to purchase 90,000 and 626,000 shares of common stock, respectively, were excluded from the computation of diluted net loss per share as their effect is antidilutive.

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

In May 2003, the EITF reached a consensus on EITF Issue No. 03-05, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in Arrangements Containing More-Than-Incidental Software”. EITF No. 03-05 addresses the applicability of Statement of Position No. 97-2 regarding software and non-software deliverables in a multiple element arrangement, giving consideration to whether the deliverables are essential to the functionality of one another and whether the whole arrangement falls within SOP 97-2 as a result. EITF Issue No. 03-05 is effective for interim periods beginning after August 13, 2003. The adoption of EITF Issue No. 03-05 is not expected to have a material impact on the Company’s financial position and results of operations.

NOTE 4—Commitments

Facilities

In addition to facility leases listed in our Form 10-K/A filed on November 1, 2004, on December 23, 2003, the Company acquired certain assets and assumed certain liabilities of Tamtron Corporation and Medical Registry Services, Inc. (see Note 6). In connection with this asset purchase, the Company assumed lease agreements for facilities in San Jose, California and Hackensack, New Jersey from December 23, 2003 forward. The leases expire in March 2004 and July 2005, respectively. Total minimum future payments, payable in monthly installments, due under the lease agreements as assumed amounted to $212,653. Total minimum future operating and facility lease payments, inclusive of amounts assumed in the Tamtron/MRS Acquisition payable in monthly installments, amounted to $8.6 million as of December 31, 2003.

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

The acquisition of assets and liabilities of Tamtron and MRS was accounted for in accordance with SFAS No. 141 “Business Combinations” using the purchase method of accounting and, accordingly, the results of operations of Tamtron and MRS were included in the Company’s consolidated financial statements subsequent to December 23, 2003. The purchase price was allocated to the net tangible and identifiable intangible assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition as determined by an independent appraisal and management. The excess of the purchase price over the fair value of the net identifiable assets was allocated to goodwill. The purchase price was allocated as follows (in thousands):

Tangible assets	$3,839
Deferred revenue	(3,609)
Other assumed liabilities	(101)
Developed/core technology	5,138
Customer base	3,032
Trade name	469
In-process research and development	557
Goodwill	13,105

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

The fair value of the identifiable assets, including the portion of the purchase price attributed to the developed/core technology, acquired in-process research and development, the customer base and the trade name was determined by an independent appraisal and management. The income approach was used to value developed/core technology, acquired in-process research and development, the customer base and the trade name, which includes an analysis of the completion costs, cash flows, other required assets and risk associated with achieving such cash flows. Gross margins were estimated to be stable and operating expense ratios were estimated to slightly improve over the years. The present value of the cash flows for MRS was calculated with a discount rate of 15% for the developed/core technology, customer base and trade name, and 20% for the in-process research and development. The present value of the cash flows for Tamtron was calculated with a discount rate of 15% for the developed/core technology and customer base, 17.5% for the trade name and 20% for the in-process research and development.

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

	Three Months Ended December 31,
	2003	2002
	(unaudited)
Net sales	$18,247	$13,397
Net income (loss) available to common stockholders	$2,058	$(1,952)
Net income (loss) per common share:
Basic	$0.21	$(0.26)
Diluted	$0.20	$(0.26)
Weighted-average shares used in computing net income (loss) per common share:
Basic	9,758	7,469
Diluted	10,240	7,469

NOTE 7—Subsequent Events

In January 2004, the Company established a wholly-owned subsidiary in Australia, IMPAC Medical Systems Pty Ltd.

In March 2004, the Company entered into a lease agreement to lease new office space in San Jose, California. The lease expires March 31, 2007. Future minimum payments under the lease amount to $503,593, payable in equal monthly installments.

NOTE 8 – Restatement of Financial Statements

April 2004 Restatement

The Company adopted SOP 97-2 which became effective for the Company in October 1999 for the purposes of revenue recognition. Subsequent to filing the Form 10-K for the fiscal year ended September 30, 2003, management determined that the Company had recognized revenue for certain transactions prematurely. Accordingly, in April 2004, the Company restated its financial statements for the fiscal years ended September 30, 2000, 2001, 2002 and 2003 to shift some previously recognized revenues to later quarters and to defer other previously recorded revenues to periods subsequent to September 30, 2003.

The accounting issues that gave rise to the initial restatement in April 2004 fell into three categories. First, the Company recognized revenue from certain multiple element software contracts once individual elements had been installed, accepted and were in clinical use at the customer site. The Company has now determined that the Company did not have VSOE of the fair value of the undelivered elements. Accordingly, the Company should have deferred the recognition of revenue on those contracts until it had VSOE of the fair value for all the undelivered elements, the elements for which VSOE of the fair value did not exist had subsequently been delivered or the elements for which VSOE of fair value did not exist had been formally or constructively canceled. Instances where contracts were deemed to have been constructively canceled were limited to instances where more than a year had lapsed since the last software product was accepted.

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

October 2004 Restatement

The accounting issue that gave rise to the second restatement, in October 2004, related to the timing of revenues recognized on sales agreements which management determined had been constructively cancelled with respect to the undelivered software products. In our April 2004 restatement, the Company applied the concept of constructive cancellation to approximately 40 sales agreements where management determined that the probability of delivering the remaining undelivered element(s) was remote and the undelivered element(s) was not critical to the operation of the delivered elements.

During our initial restatement, management used hindsight and considered the passage of time since the last delivered software product had been accepted as evidence that it was remote that the customer would request delivery of the remaining software products included in the arrangement. If more than one year had lapsed since the last software product was accepted, management deemed the undelivered elements to have been constructively canceled as of the date the last element was delivered. In those instances, the Company shifted the revenues to the acceptance date of the last products delivered under the applicable sales agreement.

Subsequent to the Company’s April 2004 restatement, management determined that it should not have used hindsight and should have instead recognized the revenue related to the previously delivered elements during the period when management determined, based upon then available evidence, that it was remote that the customer would request delivery of the remaining undelivered software products. As a result, the Company had to shift revenue related to arrangements with constructively canceled undelivered elements to the date when sufficient competent evidence of the constructive cancellation was obtained for the periods prior to and including December 31, 2003, or will be obtained in future periods.

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

As a result of the impact of changes in the timing of revenue recognition, net sales increased (decreased) by $1.0 million and ($208,000) in the three months ended December 31, 2003 and 2002, respectively, with a corresponding decrease (increase) in deferred revenue. The Company also deferred the recognition of the related direct incremental commission expense and certain direct incremental travel expenses associated with revenue now being deferred until the related revenue is recognized and considered the deferred revenue in the determination of its allowance for doubtful accounts. The Company also revised its provision for income taxes for the effect of these matters.

As a result, the accompanying condensed consolidated financial statements have been restated from the amounts previously reported for the three months ended December 31, 2003 and 2002. The amounts under the headings “As Reported” reflect the originally reported results and our originally reported results as amended by the first restatement in April 2004, respectively. The amounts under the headings “Restated” reflect the Company’s restated results after this restatement. A summary of the significant effects of the restatement is as follows:

	Three Months Ended December 31,
	2003		2002
	As Reported	Restated	As Reported	Restated
	(in thousands except per share data)
Consolidated Statements of Operations Data:
Net sales	$14,391	$15,432	$11,160	$10,952
Gross profit	9,258	10,169	7,465	7,177
Operating income	907	1,950	979	776
Net income	684	1,404	687	559
Net income (loss) available to common stockholders	684	1,404	(1,542)	(1,670)
Net income (loss) per common share::
Basic	$0.07	$0.14	$(0.21)	$(0.22)

Diluted	$0.07	$0.14	$(0.21)	$(0.22)

	As of December 31, 2003		As of September 30, 2003
	As Reported	Restated	As Reported	Restated
	(in thousands)
Consolidated Balance Sheets Data:
Prepaid expenses and other current assets	$4,905	$4,824	$4,667	$4,691
Deferred income tax assets, net	8,082	7,606	7,471	7,283
Goodwill	13,760	14,333	654	1,227
Deferred revenue	32,694	32,126	27,079	27,552
Retained earnings	4,496	5,188	3,812	3,784

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes appearing in our Form 10-K/A for the fiscal year ended September 30, 2003, filed November 1, 2004. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth elsewhere in this Form 10-Q/A.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the effects of the restatement of our condensed consolidated balance sheet as of December 31, 2003 and the condensed consolidated statements of operations and statements of cash flows for the three months ended December 31, 2002 and 2003. See Note 8 to the condensed consolidated financial statements for further discussion of this matter.

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

Net Sales and Revenue Recognition

We sell our products directly throughout the world and primarily in North America, Europe and the Pacific Rim countries. In addition, we use non-exclusive distributors to augment our direct sales efforts. Sales through our primary distributor, Siemens Medical Systems, Inc., represented 7.1% of our total net sales in the three months ended December 31, 2003 and 10.5% for the same period in 2002. The decline in distributor sales as a percentage of net sales is primarily attributable to a higher growth rate in our direct sales. We have signed agreements with other distributors, which have not yet generated sales. Revenues from the sale of our products and services outside the United States accounted for 2.1% of our net sales in the three months ended December 31, 2003 and 7.2% of our net sales for the same period in 2002. The decline in international sales as a percentage of net sales is primarily attributable to a higher growth rate in our domestic sales.

We license point-of-care and registry software products. Our point-of-care products are comprised of modules that process administrative, clinical, imaging and therapy delivery information. Our registry products aggregate data on patient outcomes for regulatory and corporate reporting purposes. Currently, a majority of our point-of-care software is licensed on a perpetual basis, and a majority of our registry software is licensed on a term basis.

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

We record orders for products licensed on a perpetual basis upon the receipt of a signed purchase and license agreement, purchase order, and a substantial deposit. We record orders for products licensed on a term basis upon receipt of a signed purchase and license agreement, purchase order and a deposit typically equal to the first year’s fees. All contract deposits are held as a liability on the condensed consolidated balance sheet until products are delivered and accepted as outlined in the terms and conditions set forth in the purchase and license agreement. Maintenance and support is recorded as deferred revenue upon the invoice date and held as a current liability on the consolidated balance sheet. Under the terms of the original purchase and license agreement, maintenance and support automatically renews on an annual basis unless the customer provides a written cancellation. We recognize revenue from these sales ratably over the underlying maintenance period.

For direct software sales licensed on a perpetual basis, we include one year of maintenance and support as part of the purchase price. Standard annual fees for maintenance and support after the first year equal 12% of the then current list price unless the customer negotiates other terms or service levels.

Our sales arrangements with customers frequently cover multiple products and services. Our revenue is subject to SOP 97-2, as further discussed in Note 3 to our consolidated financial statements. In approximately two-thirds of our arrangements, our customers request delivery and installation of our software products in one phase, and we generally can recognize revenue when the software products have been installed and accepted by our customers. In the balance of our arrangements, our customers request that delivery and installation of our software products be delivered in multiple phases. Such multiple phased installations may be requested, for example, when the customer has not installed medical devices with which our software will interact. In those instances, revenue for the entire arrangement generally cannot be recognized until the last software product is installed and accepted. In a few instances, the customer may never request delivery of all the software products included in the arrangement. In those instances, revenue from the arrangement is recognized at the time we make the judgment, based on sufficient competent evidence, that it is remote that the customer will request delivery of the remaining undelivered software products, i.e., when they have been constructively canceled.

We recognize revenue once software products outlined in the related purchase and license agreement have been installed, accepted and in clinical use at the customer site. When a customer accepts only a subset of the products outlined in a multiple element purchase and license agreement and we have not established vendor specific objective evidence, or VSOE, of the fair value of the undelivered elements, we invoice the customer for the accepted products and record the transaction as deferred software license revenue. We recognize the deferred revenue when all elements in a multiple element arrangement are accepted, VSOE of the fair value is established on the remaining undelivered elements, or the undelivered elements for which VSOE of the fair value does not exist have been formally or constructively canceled, whichever occurs first. We recognize revenue on sales arrangements with undelivered products that have been constructively canceled at the date when we have sufficient competent evidence of that cancellation.

The first year of maintenance and support for our software products is included in the purchase price. Upon revenue recognition, we defer 12% of the list price, which is the renewal rate, and recognize that portion over the remaining term of the included maintenance and support period. For example, if revenue recognition occurs four months subsequent to product acceptance, we would recognize one third of the 12% maintenance and support deferral as revenue and recognize the remaining two thirds of the deferral over the following eight months. In situations where the first phase of software products are installed greater than one year prior to our ability to recognize the related revenue, it is not necessary to defer 12% of the list price and recognize that portion over the included maintenance and support period as the first year maintenance and support obligation is no longer applicable. In these cases, 12% of the license purchase price is classified as maintenance and services revenue at the time of revenue recognition.

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

We recognize revenue from third-party products and related configuration and installation services sold with our licensed software upon acceptance by the customer. We recognize revenue from third-party products sold separately from our licensed software upon delivery. As a percentage of total net sales, third-party product revenues remained fairly constant, representing 4.3% of our total net sales in the three months ended December 31, 2003 and 4.4% for the same period in 2002.

We recognize distributor related revenues upon the receipt of a completed purchase order and the related customer information needed to generate software registration keys, which allows the distributor to deploy the software to the end user and satisfy our regulatory information tracking requirements. We provide maintenance and support to our distributor. The cost of the first year’s support is included in the fee. Renewal support is purchased for 5% of the transfer price for software licenses sold to their customers. We defer the distributor’s first year post-contract support, based on the renewal rate, and recognize that portion of the revenue ratably over the support period. We invoice maintenance and support annually at the beginning of each fiscal year and recognize revenue ratably over the applicable twelve-month period.

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

Costs and Expenses

A large part of our company cost structure is driven by the number of employees and related benefit and facility costs. As a result, a significant amount of strategic and fiscal planning is focused on this area, so we can develop internal resources at a controlled and sustainable rate. Since revenue recognition happens subsequent to all implementation and training activities, we incur the costs of labor, travel and some third party product expenses in advance.

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

Accretion of Redeemable Convertible Preferred Stock

From September 27, 2002 until our initial public offering, the holders of a majority of our then outstanding redeemable convertible preferred stock could have required us to redeem the preferred shares by paying in cash an amount equal to the greater of $3.23 per share or the fair market value plus all declared or accumulated but unpaid dividends within thirty days. These shares automatically converted to common stock upon the closing of our initial public offering in November 2002. We accreted charges that reflected the increase in market value of the redeemable convertible preferred stock as an adjustment to retained earnings and, as a result, decreased the amount of net income (loss) available to common stockholders. After the initial public offering, no further accretion is required. The redemption value of the redeemable convertible preferred stock was $16.8 million at the time of the initial public offering. This amount was reallocated on our balance sheet from redeemable convertible preferred stock to common stock and additional paid-in capital, less the stated par value.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,
	2003	2002
	(Restated) (See Note 8 to our condensed consolidated financial statements)
Sales:
Software license and other, net	59.8%	60.0%
Maintenance and services	40.2	40.0

Total net sales	100.0	100.0

Cost of sales:
Software license and other, net	19.4	18.1
Maintenance and services	14.3	15.5
Amortization of purchased technology	0.4	0.9

Total cost of sales	34.1	34.5

Gross profit	65.9	65.5

Operating expenses:
Research and development	15.8	19.3
Sales and marketing	26.3	28.9
General and administrative	7.3	10.1
Amortization of intangible assets	0.3	0.1
Write-off of purchased research and development	3.6	—

Total operating expenses	53.5	58.4

Operating income	12.6	7.1
Interest and other income, net	1.0	0.7

Income before provision for income taxes	13.6	7.8
Provision for income taxes	(4.5)	(2.7)

Net income	9.1%	5.1%

Three Months Ended December 31, 2003 Compared with Three Months Ended December 31, 2002

Net Sales. Net sales increased 40.9% to $15.4 million in the three months ended December 31, 2003 from $11.0 million for the same period in 2002. Net software related sales increased 40.5% to $9.2 million in the three months ended December 31, 2003 from $6.6 million for the same period in 2002. Sales of new products to new customers in oncology accounted for $1.2 million of the $2.7 million increase, new products to existing customers in oncology accounted for $966,000, sales of imaging products accounted for $411,000, and net sales from laboratory, urology and registry in the three months ended December 31, 2003 accounted for the remaining portion, of which $78,000 was related to the registry product acquisition. Maintenance and services increased 41.6% to $6.2 million for the three months ended December 31, 2003 from $4.4 million for the same period in 2002. Maintenance and support contracts contributed primarily to the $1.8 million increase, of which $54,000 was related to the pathology product acquisition. Our continued high customer retention on maintenance and support contracts, the general price increase, and expansion of our service offerings all contributed to the growth of maintenance and services as a percentage of net sales. For a discussion of Deferred Revenue, see Backlog below.

Cost of Sales. Total cost of sales increased 39.4% to $5.3 million for the three months ended December 31, 2003 from $3.8 million for the same period in 2002. Our gross margin improved slightly to 65.9% for the three months ended December 31, 2003 from 65.5% for the same period in 2002. Cost of sales relating to net software sales increased 50.7% to $3.0 million for the three months ended December 31, 2003 from $2.0 million for the same period in 2002. Our gross margin associated with net software sales decreased to 67.6% for the three months ended December 31, 2003 from 69.8% for the same period in 2002. The increase in expenses related to $623,000 in employee costs, $227,000 in supplies and materials, $110,000 in travel costs and $46,000 in implementation costs. The decline in gross margin associated with net software sales relates to our need to invest early in the fiscal year on resources that will provide implementation capacity to meet the demand for projected new systems during the remainder of fiscal year 2004. In addition, the $623,000 increase in employee related costs included $77,000 associated with employees acquired upon the closing of the Tamtron and MRS asset purchases on December 23, 2003 (the “Tamtron/MRS Acquisition”). During the three months ended December 31, 2003, we deferred $55,000 in direct incremental travel expenses associated with software installation and training trips compared to $55,000 during the same period in fiscal 2002. We expect to recognize the deferred travel expenses once the associated product revenues are recognized. In addition, amortization expense associated with acquired developed core technology decreased 23.4% to $69,000 for the three months ended December 31, 2003 from $89,000 for the same period in 2002.

Cost of sales relating to maintenance and services increased 29.5% to $2.2 million for the three months ended December 31, 2003 from $1.7 million for the same period in 2002. Our gross margin associated with maintenance and services increased to 64.5% for the three months ended December 31, 2003 from 61.2% for the same period in 2002. The increase in expenses was related to $312,000 in continuing engineering costs and $234,000 in employee related costs partially offset by reductions of $26,000 in travel expense, $9,000 in telephone expense and $8,000 in supplies and materials. We continued to invest in our support organization, but at a more conservative rate and operational efficiencies contributed to the increase in our gross margin associated with maintenance and services. In addition, the $234,000 increase in employee related costs included $15,000 associated with employees acquired as part of the Tamtron/MRS Acquisition.

Research and Development. Research and development expenses increased 15.1% to $2.4 million for the three months ended December 31, 2003 from $2.1 million for the same period in 2002. As a percentage of total net sales, research and development expenses decreased to 15.8% for the three months ended December 31, 2003 from 19.3% for the same period in 2002. Additional engineering headcount and the associated personnel expenses of $348,000 were the primary factors for the increase, offset by reductions of $18,000 in telephone expense and $12,000 in supplies and materials. The decrease as a percentage of total net sales in the three months ended December 31, 2003 was due to increased net sales relative to research and development expenses. The $348,000 increase in employee related costs included $58,000 associated with employees acquired as part of the Tamtron/MRS Acquisition.

Sales and Marketing. Sales and marketing expenses increased 28.0% to $4.1 million for the three months ended December 31, 2003 from $3.2 million for the same period in 2002. As a percentage of total net sales, sales and marketing expenses decreased to 26.3% for the three months ended December 31, 2003 as compared to 28.9% for the same period in 2002. The increase in absolute dollars related to $626,000 in employee related costs, $114,000 in travel, $62,000 in outside services, $53,000 in advertising, $53,000 in sponsorships, $24,000 in trade shows and $17,000 in supplies and materials, partially offset by reductions of $59,000 in commissions and $2,000 in telephone costs. The $626,000 increase in employee related costs included $51,000 associated with employees acquired as part of the Tamtron/MRS Acquisition. During the three months ended December 31, 2003, we deferred $6,000 in direct incremental commission expenses compared to $7,000 during the same period in fiscal 2002. We expect to recognize the deferred commission expenses once the associated product revenues are recognized.

General and Administrative. General and administrative expenses increased 1.5% to $1.1 million for the three months ended December 31, 2003 from $1.1 million for the same period in 2002. As a percentage of total net sales, general and administrative expenses decreased to 7.3% for the three months ended December 31, 2003 from 10.1% for the same period in 2002. The increase in absolute dollars was primarily due to increases in professional fees of $118,000 and maintenance costs of $48,000 partially offset by reductions of travel expenses of $54,000, business insurance costs of $41,000, regulatory fees of $23,000, rent expense of $19,000 and other operating expenses of $15,000.

Amortization of Intangible Assets. Amortization expenses increased 292.3% to $51,000 for the three months ended December 31, 2003 from $13,000 for the same period in 2002. The Tamtron/MRS Acquisition in December 2003 increased amortization expense of customer base and trade names.

In-Process Research and Development. During the three months ended December 31, 2003, we recorded a write-off of in-process research and development in the amount of $557,000 due to an analysis allocating the purchase price paid for certain intellectual property in that period. Both Tamtron and MRS were in the process of adding new functionality to their lines of software products and we believed there was sufficient risk in completing the technology to qualify the in-process research and development $557,000 write-off. During the three months ended December 31, 2002, we did not have any transactions that required an in-process research and development write-off.

Operating Income. Operating income increased 151.3% to $2.0 million for the three months ended December 31, 2003 from $776,000 for the same period in 2002. Operating income primarily increased due to higher net sales partially offset by the in-process technology write off of $557,000 related to our asset purchase in December 2003.

Interest and Other Income, Net. Interest and other income, net increased 88.3% to $145,000 for the three months ended December 31, 2003 from $77,000 for the same period in 2002. The increase is related to higher interest income from increased cash and cash equivalents and investments in short and long-term marketable securities resulting from higher cash balances for the 2003 period.

Income Taxes. Our effective tax rate decreased slightly to 33.0% for the three months ended December 31, 2003 from 34.5% during the same period in 2002 primarily due to lower profitability in the current fiscal period and the effect of research and development tax credits. The provision for income taxes increased in absolute dollars to $656,000 for the three months ended December 31, 2003 compared to $294,000 for the same period in 2002.

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

Backlog

Our backlog is comprised of customer deposits, deferred software license revenue, other deferred revenue and unearned revenue. Customer deposits represent required deposits paid by our customers when they place orders. These deposits are held as a liability until revenue is recognized. Deferred software license revenue represents the revenues on installed, accepted and invoiced products that we cannot yet recognize because the products installed were only a subset of the products outlined in a multiple element arrangement for which we do not have VSOE of the fair value on all of the undelivered elements. If VSOE of the fair value of all undelivered elements exists but VSOE of the fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If VSOE of the fair value does not exist for all undelivered elements, revenue is deferred until VSOE of fair value exists for all undelivered elements, the elements for which VSOE of fair value does not exist have been delivered or the elements for which VSOE of fair value does not exist (a) have been deleted from the contract or (b) there is available competent evidence that allows for the reasonable judgment that it is remote that the customer will request delivery. Other deferred revenue represents maintenance and support services and term licenses which are generally recognized ratably over the support period and license term, respectively. Unearned revenue represents the value of products ordered but not installed or accepted in excess of the contract deposit. Orders are recognized only once we have received a signed purchase and license agreement, an authorized purchase order and a deposit check. Therefore, amounts in our sales pipeline that have not met all three order recognition criteria are not included in our backlog.

The components of backlog as of December 31, 2003 and 2002 are as follows (amounts in thousands):

	December 31,
	2003	2002
	(Restated) (See Note 8 to our consolidated financial statements)
Customer deposits	$10,875	$10,106
Deferred software license revenue	15,061	11,136
Other deferred revenue	17,065	11,030
Unearned revenue	26,027	21,724

Total backlog	$69,028	$53,996

Of the total $69.0 million of backlog at December 31, 2003, we expect to recognize approximately $62.0 million of our backlog during the twelve months following December 31, 2003 with the remaining portion to be recognized in subsequent periods. We cannot assure you that contracts included in backlog will generate the specified revenues or that these revenues will be fully recognized within the specified time periods.

Deferred revenue increased $9.9 million to $32.1 million at December 31, 2003 from $22.2 million at December 31, 2002. Of the $9.9 million increase, deferred oncology software license revenue and the related deferred maintenance and support contributed $2.8 million. The remaining $7.1 million increase relates to other deferred revenue of $3.6 million in post contract maintenance and support for oncology products, $1.4 million in registry term licenses, $973,000 in post contract maintenance and support for pathology products and $1.1 million of pathology license revenue.

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

During the three months ended December 31, 2003, net cash used in operating activities was $339,000 compared to net cash used in operating activities of $915,000 for the same period in 2002. Cash used in operations during the three months ended December 31, 2003 was primarily attributable to an increase in deferred income taxes and accounts receivable and a decrease in accrued liabilities. These uses of cash were partially offset by net income after non-cash adjustments for depreciation and amortization and the $577,000 write-off of acquired in-process research and development and an increase in deferred revenue. Cash used in operations during the three months ended December 31, 2002 was primarily attributable to an increase in the accounts receivable balance and to decreases in the accrued liabilities and income taxes payable balances. These uses of cash were partially offset by net income after non-cash adjustments for depreciation and amortization, a decrease in the prepaid expenses and other current assets balance and an increase in deferred revenues.

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

Net cash used in investing activities was $22.4 million for the three months ended December 31, 2003 and $403,000 for the same period in 2002. During the three months ended December 31, 2003, cash used in investing activities primarily related to the Tamtron/MRS acquisition. Total cash outlays for this acquisition amounted to approximately $22.4 million, including acquisition costs. During the three months ended December 31, 2002, cash used in investing activities primarily related to the purchase of $565,000 of capital equipment to support ongoing operations partially offset by net proceeds from sales and maturities of available-for-sale securities of $374,000.

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

Fiscal Year	Property Leases	Operating Leases	Telecommunications Contracts	Total Future Obligations
Less than one year (before 9/30/2004)	$2,183,000	$37,000	$1,140,000	$3,360,000
One to three years (10/1/2004 - 9/30/2007)	6,330,000	33,000	3,429,000	9,792,000

Total	$8,513,000	$70,000	$4,569,000	$13,152,000

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

In May 2003, the EITF reached a consensus on EITF Issue No. 03-05, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in Arrangements Containing More-Than-Incidental Software”. EITF No. 03-05 addresses the applicability of Statement of Position No. 97-2 regarding software and non-software deliverables in a multiple element arrangement, giving consideration to whether the deliverables are essential to the functionality of one another. EITF Issue No. 03-05 is effective for interim periods beginning after August 13, 2003. The adoption of EITF Issue No. 03-05 is not expected to have a material impact on our financial position and results of operations.

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

Item 4. Controls and Procedures

a. Evaluation Of Disclosure Controls And Procedures.

Joseph Jachinowski, our Chief Executive Officer, and Kendra Borrego, our Chief Financial Officer, conducted an evaluation of the effectiveness of IMPAC’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2003. Based upon their evaluation, they each found the Company’s disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports that IMPAC files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that information required to be disclosed is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure, except as set forth below.

As described in Note 8 of the notes to the condensed consolidated financial statements included in Part I—Item 1 of this Form 10-Q/A, subsequent to the issuance of IMPAC’s consolidated financial statements for the year ended September 30, 2003, our management has twice determined to restate our consolidated financial statements as of and for the years ended September 30, 2000, 2001, 2002 and 2003, to shift some previously deferred or recognized revenues earlier or later quarters or to defer recorded revenues and recognize them in periods subsequent to December 31, 2003.

In connection with restating our financial statements as provided in this report, our Chief Executive Officer and Chief Financial Officer, with the participation of other management, re-evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and as of the date of this report. During the prior restatement in April 2004, our independent auditors at the time, PricewaterhouseCoopers LLP, advised management and the Audit Committee that it noted certain matters regarding software revenue recognition practices during the periods under review that it considered to be material weaknesses. As part of the re-evaluation, we have conducted an extensive internal review of our revenue recognition practices for all periods for which financial statements are included in this report. Among other things, this involved the review of each of the over 1,500 customer contracts entered into since October 1, 1999.

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

These controls and procedures were found to be deficient in identifying the accounting issues which are the subject of the two restatements. Specifically, the controls and procedures did not result in (i) our proper understanding of the application of SOP 97-2 for multiple element contracts, (ii) the identification of an improper usage of a retroactive acceptance clause resulting in revenue being recognized in the incorrect period and (iii) the deferral of 12% of the current list price of the software rather than 12% of the net purchase price.

In response to the matters identified, we have taken steps to strengthen control processes and procedures to identify, rectify and prevent the recurrence of the circumstances that resulted in our determination to restate prior period financial statements. We intend to correct the identified weaknesses in our disclosure controls and procedures that led to the restatement by taking the following steps, among others:

•	Initiating a search for an in-house finance person with extensive software revenue recognition experience, including the application of SOP 97-2.

•	Establishing a procedure for conducting internal training sessions for affected employees on applicable policies and procedures and providing opportunities for accounting personnel to attend external training and continuing education programs.

•	Supplementing our revenue recognition policy to include a clearly understandable summary of key elements of the policy to better ensure broader understanding of the policy among our personnel.

•	Documenting the review of revenue transactions prior to recognizing revenue, including how each of the four criteria for revenue recognition (i.e. persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable) has been met, and requiring that this documentation be reviewed and approved by a responsible person prior to recording revenue.

•	Establishing procedures to perform an on-going analysis of the VSOE of maintenance to support the fair value of maintenance to be used in deferring the fair value from multiple element arrangements.

•	Corresponding with accounting professionals, including but not limited to our independent auditing firm, to ascertain any changes in application of Generally Accepted Accounting Principles (GAAP)

•	Reviewing the Financial Accounting Standards Board’s (FASB) and American Institute of Certified Public Accountants’ websites and any available information to acknowledge, review and interpret any applicable accounting changes, including changes relating to software revenue recognition.

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

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

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

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the three month period ended December 31, 2003:

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

Dated: November 19, 2004

/s/ JOSEPH K. JACHINOWSKI
Joseph K. Jachinowski
Chairman of the Board, President and
Chief Executive Officer

/s/ KENDRA A. BORREGO
Kendra A. Borrego
Chief Financial Officer