Form 10-Q/A
period 2004-03-31
IMPAC MEDICAL SYSTEMS INC
filed 2004-11-19
CIK 1026448

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of IMPAC Medical Systems, Inc. (the “Company”) for the quarter ended March 31, 2004 is to restate our consolidated financial statements as of and for the three and six months ended March 31, 2004 and 2003, and related disclosures, including the selected financial data included herein as of and for the three and six months ended March 31, 2004 and 2003.

Generally, no attempt has been made in this Amendment No. 1 to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A generally does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on May 17, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

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

We have restated our financial results for the three and six months ended March 31, 2004 and 2003 to conform certain of our revenue recognition policies to Statement of Position (SOP) 97-2 “Software Revenue Recognition” and the judgment it requires as to when it can be considered that all elements of a multiple element arrangement have been delivered (except for those for which there is vendor specific objective evidence of fair value) and revenue for those delivered elements can be recognized. As a result of the restatement, some previously recognized revenues have been shifted to earlier or later quarters (resulting in a change to previously reported deferred revenue) and others have been reclassified to deferred revenue at March 31, 2004 and will be recognized in periods subsequent to March 31, 2004 in accordance with SOP 97-2. In addition, certain previously deferred revenues and related deferred costs have been recognized as revenue and expenses in the restatement period. The restatement also gives effect to the recognition of a deferred tax liability associated with the acquisition of Intellidata, Inc. in April 2002. The restatement does not impact previously reported total cash flows from operations. As a result of the impact of changes in the timing of revenue recognition, net sales increased (decreased) by $91,000 and ($420,000) in the three months ended March 31, 2004 and 2003, respectively, and by $1.1 million and ($629,000) in the six months ended March 31, 2004 and 2003, respectively, with corresponding decreases (increases) in deferred revenue. We also deferred the recognition of the related direct incremental commission expense and certain direct incremental travel expenses associated with installations at customer sites as well as the federal income tax provision (benefit). Net income decreased by $26,000 and $226,000 in the three months ended March 31, 2004 and 2003, respectively, and increased (decreased) by $692,000 and ($355,000) in the six months ended March 31, 2004 and 2003, respectively from the amounts reported in our Form 10-Q filed May 17, 2004.

Additional detail regarding the restatement is included in Note 7 of the Notes to the Condensed Consolidated Financial Statements included in Part I – Item 1 of this Amendment No. 1 on Form 10-Q/A.

i

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

The statements contained in this Form 10-Q/A that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future. Forward looking statements include statements regarding the Company’s business strategy, timing of, and plans for, the introduction of new products and enhancements, future sales, market growth and direction, competition, market share, revenue growth, operating margins and profitability. All forward looking statements included in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statement. Actual results could differ materially from the Company’s current expectations. Factors that could cause or contribute to such differences include the Company’s ability to expand outside the radiation oncology market or expand into international markets, our inability to recognize revenue from multiple element software contracts where certain elements have been delivered, installed and accepted but other elements remain undelivered, lost sales or lower sales prices due to competitive pressures, the ability to integrate its products successfully with related products and systems in the medical services industry, reliance on distributors and manufacturers of oncology equipment to market its products, changes in Medicare reimbursement policies, the integration and performance of acquired businesses, and other factors and risks discussed in the 10-K/A filed November 1, 2004 and other reports filed by the Company from time to time with the Securities and Exchange Commission.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2004	September 30, 2003
(In thousands)	(Restated) (See Note 7)
Assets
Current assets:
Cash and cash equivalents	$37,560	$57,979
Available-for-sale securities	3,905	7,052
Accounts receivable, net	19,612	12,100
Unbilled accounts receivable	905	—
Inventories	68	66
Deferred income taxes, net	6,730	6,400
Income tax refund receivable	—	339
Prepaid expenses and other current assets	5,695	4,691

Total current assets	74,475	88,627
Available-for-sale securities	3,762	2,719
Property and equipment, net	4,423	3,573
Deferred income taxes	862	883
Goodwill	15,332	1,227
Other intangible assets, net	8,855	918
Other assets	477	459

Total assets	$108,186	$98,406

Liabilities, Common Stock Subject to Rescission Rights and Stockholders’ Equity
Current liabilities:
Capital lease obligations, current	$1	$74
Accounts payable	756	864
Accrued liabilities	3,355	4,758
Income taxes payable	2,485	2,353
Deferred revenue	35,684	27,552
Customer deposits, current	11,207	10,864

Total current liabilities	53,488	46,465
Customer deposits, net of current portion	266	232
Capital lease obligations, net of current portion	—	41

Total liabilities	53,754	46,738

Common stock subject to rescission rights	—	98

Stockholders’ equity:
Preferred stock	—	—
Common stock	10	10
Additional paid-in capital	49,083	47,792
Accumulated other comprehensive income (loss)	7	(16)
Retained earnings	5,332	3,784

Total stockholders’ equity	54,432	51,570

Total liabilities, common stock subject to rescission rights and stockholders’ equity	$108,186	$98,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
(In thousands, except per share data)	(Restated) (See Note 7)		(Restated) (See Note 7)
Net sales:
Software license and other, net	$8,607	$7,481	$17,832	$14,049
Maintenance and services	6,916	4,789	13,123	9,172

Total net sales	15,523	12,270	30,955	23,221

Cost of sales:
Software license and other, net	3,470	2,329	6,461	4,314
Maintenance and services	2,512	1,674	4,715	3,375
Amortization of purchased technology	382	67	451	157

Total cost of sales	6,364	4,070	11,627	7,846

Gross profit	9,159	8,200	19,328	15,375

Operating expenses:
Research and development	3,009	2,358	5,440	4,470
Sales and marketing	3,873	3,295	7,925	6,460
General and administrative	1,966	1,428	3,094	2,539
Amortization of intangible assets	199	36	250	48
Write-off of purchased in-process research and development	—	—	557	—

Total operating expenses	9,047	7,117	17,266	13,517

Operating income	112	1,083	2,062	1,858
Interest expense	(1)	(5)	(4)	(11)
Interest and other income	104	143	252	226

Income before provision for income taxes	215	1,221	2,310	2,073
Provision for income taxes	(71)	(420)	(762)	(714)

Net income	144	801	1,548	1,359
Accretion of redeemable convertible preferred stock	—	—	—	(2,229)

Net income (loss) available to common stockholders	$144	$801	$1,548	$(870)

Net income (loss) per common share:
Basic	$0.01	$0.09	$0.16	$(0.10)

Diluted	$0.01	$0.08	$0.15	$(0.10)

Weighted-average shares used in computing net income (loss) per common share:
Basic	9,863	9,340	9,810	8,394

Diluted	10,315	9,913	10,277	8,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2004	2003
(In thousands)	(Restated) (See Note 7)
Cash flows from operating activities:
Net income	$1,548	$1,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	939	811
Amortization of intangible assets	701	205
Accretion of available-for-sale securities	68	—
Write-off of purchased in-process research and development	557	—
Provision for doubtful accounts	66	64
Deferred income taxes	(329)	(206)
Loss on disposal of property and equipment	—	101
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,921)	(4,550)
Unbilled accounts receivable	58	—
Inventories	(2)	21
Prepaid expenses and other current assets	(989)	(44)
Other assets	19	(190)
Customer deposits	377	(244)
Accounts payable	(473)	106
Accrued liabilities	(1,406)	(55)
Income tax payable/refund receivable	471	(2,217)
Deferred revenue	4,446	5,986

Net cash provided by operating activities	130	1,147

Cash flows from investing activities:
Acquisition of property and equipment	(1,112)	(1,149)
Proceeds from disposal of property and equipment	—	51
Payments for the acquisition of Tamtron and MRS product lines	(22,494)	—
Purchases of available-for-sale securities	(1,076)	(16,634)
Proceeds from sales of available-for-sale securities	100	16,387
Proceeds from maturities of available-for-sale securities	3,000	66

Net cash used in investing activities	(21,582)	(1,279)

Cash flows from financing activities:
Principal payments on capital leases	(194)	(31)
Proceeds from the issuance of common stock, net	1,194	24,986

Net cash provided by financing activities	1,000	24,955

Effect of exchange rates on cash	33	(28)
Net increase (decrease) in cash and cash equivalents	(20,419)	24,795
Cash and cash equivalents at beginning of period	57,979	23,432

Cash and cash equivalents at end of period	$37,560	$48,227

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

The Company’s management restated its consolidated financial statements as of and for the fiscal years ended September 30, 2003, 2002, 2001 and 2000, including the quarters ended March 31, 2004 and 2003, to shift some previously recognized revenues to later quarters or to defer recorded revenues and recognize them in periods subsequent to September 30, 2003. The balance sheet at September 30, 2003 has been derived from the audited consolidated financial statements, as restated, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2003 included in the Company’s Amendment No. 2 to its Annual Report on Form 10-K/A filed November 1, 2004.

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

NOTE 3—Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Form 10-K/A filed on November 1, 2004 for the year ended September 30, 2003. With the exception of the new significant accounting policy for revenue recognition for pathology information management systems set forth below, the Company’s significant accounting policies have not materially changed as of March 31, 2004.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. As of March 31, 2004 and September 30, 2003, inventories were comprised entirely of finished goods.

Goodwill and other intangible assets

Goodwill and other intangible assets, including customer lists and acquired workforce, are stated at cost and are amortized on a straight-line basis over their estimated useful lives of generally two to five years. Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17 (“APB No. 17”), “Intangible Assets.” In accordance with SFAS No. 142, the Company has ceased amortizing goodwill and instead performs an assessment for impairment at least annually by applying a fair-value based test. The Company has also reclassified the unamortized balance of acquired workforce to goodwill. Accordingly, no goodwill or acquired workforce amortization was recognized during the three and six months ended March 31, 2003 and 2004. The annual goodwill impairment test was completed during the first quarter of fiscal 2004, and did not result in any impairment of recorded goodwill.

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

Accounting for stock-based compensation

The Company uses the intrinsic value method of APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” in accounting for its employee stock options, and presents disclosure of pro forma information required under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS No. 148”). No compensation expense is included in the net income (loss) available to common stockholders as reported during the three and six months ended March 31, 2004 and 2003.

Had compensation costs been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s total stock-based compensation cost, pro forma net income (loss) available to common stockholders and pro forma net income (loss) per common share, basic and diluted, would have been as follows (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(Restated) (See Note 7)		(Restated) (See Note 7)
Net income (loss) available to common stockholders as reported	$144	$801	$1,548	$(870)
Less stock-based compensation cost under a fair value method	(533)	(165)	(807)	(232)

Pro forma net income (loss) available to common stockholders	$(389)	$636	$741	$(1,102)

Net income (loss) per common share, basic
As reported	$0.01	$0.09	$0.16	$(0.10)

Pro forma	$(0.04)	$0.07	$0.08	$(0.13)

Net income (loss) per common share, diluted
As reported	$0.01	$0.08	$0.15	$(0.10)

Pro forma	$(0.04)	$0.06	$0.07	$(0.13)

The determination of fair value of all options granted after the Company’s initial public offering include an expected volatility factor in addition to the risk free interest rate, expected term and expected dividends.

Other comprehensive income

Comprehensive income generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on available-for-sale securities and cumulative translation adjustments represent the components of comprehensive income that were excluded from the net income. Total comprehensive income for the three and six months ended March 31, 2004 and 2003 is presented in the following table (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(Restated) (See Note 7)		(Restated) (See Note 7)
Net income	$144	$801	$1,548	$1,359
Other comprehensive income:
Change in unrealized gain (loss) on securities	12	(5)	(12)	(1)
Foreign currency translation adjustment	29	(13)	35	(19)

Comprehensive income	$185	$783	$1,571	$1,339

Net income (loss) per common share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of vested common shares outstanding for the period. Diluted net income (loss) per common share is computed giving effect to all potential dilutive common stock, including options to purchase common stock.

A reconciliation of the numerator and denominator used in basic and diluted net income (loss) per share follows (in thousands).

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(Restated) (See Note 7)		(Restated) (See Note 7)
Numerator:
Net income	$144	$801	$1,548	$1,359
Accretion of redeemable convertible preferred stock	—	—	—	(2,229)

Net income (loss) available to common stockholders	$144	$801	$1,548	$(870)

Denominator:
Weighted average shares used in computing basic net income (loss) per common share	9,863	9,340	9,810	8,394
Dilutive effect of options to purchase shares	452	573	467	—

Weighted average shares used in computing diluted net income (loss) per common share	10,315	9,913	10,277	8,394

The following outstanding options were excluded from the computation of diluted net income (loss) per share as their effect is antidilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Options to purchase common stock	9,670	10,833	8,497	5,357

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

In May 2003, the EITF reached a consensus on EITF Issue No. 03-05, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in Arrangements Containing More-Than-Incidental Software”. EITF No. 03-05 addresses the applicability of Statement of Position No. 97-2 regarding software and non-software deliverables in a multiple element arrangement, giving consideration to whether the deliverables are essential to the functionality of one another and whether the whole arrangement falls within SOP 97-2 as a result. EITF Issue No. 03-05 is effective for interim periods beginning after August 13, 2003. The adoption of EITF Issue No. 03-05 is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 4—Commitments

Facilities

In addition to facility leases listed in our Form 10-K/A filed on November 1, 2004, the Company acquired certain assets and assumed certain liabilities of Tamtron Corporation and Medical Registry Services, Inc. on December 23, 2003 (see Note 6). In connection with this acquisition, the Company assumed lease agreements for facilities in San Jose, California and Hackensack, New Jersey from that date forward. The lease for the San Jose, California location expired in March 2004 and was not renewed. The facility lease for the Hackensack, New Jersey location expires in July 2005. As of March 31, 2004, total minimum future payments under the Hackensack, New Jersey lease, payable in monthly installments, amounted to approximately $119,000.

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

$22,494

The Company is amortizing developed/core technology, the customer base and trade name on a straight line basis over two to five years, five to seven years and two to six years, respectively. In accordance with SFAS No. 142, no amortization has been recorded on the goodwill. As a result of these acquisitions, the Company expects to recognize amortization expense of $1.0 million during the remainder of fiscal year 2004. The Company expects to recognize amortization expense of $2.0 million, $1.6 million, $1.4 million, $1.4 million and $638,000 during fiscal years 2005, 2006, 2007, 2008 and thereafter, respectively.

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

	Three Months Ended March 31	Six Months Ended March 31,
	2003	2004	2003
Net sales	$15,820	$33,770	$29,218
Net income available to common stockholders	$1,157	$2,202	$(796)
Net income (loss) per common share:
Basic	$0.12	$0.22	$(0.09)
Diluted	$0.12	$0.21	$(0.09)
Weighted-average shares used in computing net income (loss) per common share:
Basic	9,340	9,810	8,394
Diluted	9,913	10,277	8,394

NOTE 7 – Restatement of Financial Statements

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

Subsequent to the Company’s April 2004 restatement, management determined that it should not have used hindsight and should have instead recognized the revenue related to the previously delivered elements during the period when management determined, based upon then available evidence, that it was remote that the customer would request delivery of the remaining undelivered software products. As a result, the Company had to shift revenue related to arrangements with constructively canceled undelivered elements to the date when sufficient competent evidence of the constructive cancellation was obtained for the periods prior to and including March 31, 2004, or will be obtained in future periods.

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

As a result of the impact of changes in the timing of revenue recognition, net sales increased (decreased) by $91,000 and $(420,000) in the three months ended March 31, 2004 and 2003, respectively, and by $1.1 million and $(629,000) in the six months ended March 31, 2004 and 2003, respectively, with a corresponding decrease (increase) in deferred revenue. The Company also deferred the recognition of the related direct incremental commission expense and certain direct incremental travel expenses associated with revenue now being deferred until the related revenue is recognized and considered the deferred revenue in the determination of its allowance for doubtful accounts. The Company also revised its provision for income taxes for the effect of these matters.

As a result, the accompanying condensed consolidated financial statements have been restated from the amounts previously reported. For the three and six months ended March 31, 2004 and 2003 the amounts under the headings “As Reported” reflect our originally reported results and our originally reported results as amended by the first restatement in April 2004, respectively. The amounts under the headings “Restated” reflect the Company’s restated results after this restatement. A summary of the significant effects of the restatement is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,				Six Months Ended March 31,
	2004		2003		2004		2003
	As Reported	Restated	As Reported	Restated	As Reported	Restated	As Reported	Restated
			(in thousands except per share data)
Consolidated Statements of Operations Data:
Net sales	$15,432	$15,523	$12,690	$12,270	$29,823	$30,955	$23,850	$23,221
Gross profit	9,471	9,159	8,653	8,200	18,729	19,328	16,118	15,375
Operating income	161	112	1,440	1,083	1,068	2,062	2,419	1,858
Net income	170	144	1,027	801	854	1,548	1,714	1,359
Net income (loss) available to common stockholders	170	144	1,027	801	854	1,548	(515)	(870)
Net income (loss) per common share:
Basic	$0.02	$0.01	$0.11	$0.09	$0.09	$0.16	$(0.06)	$(0.10)

Diluted	$0.02	$0.01	$0.10	$0.08	$0.08	$0.15	$(0.06)	$(0.10)

	As of March 31, 2004		As of September 30, 2003
	As Reported	Restated	As Reported	Restated
		(in thousands)
Consolidated Balance Sheets Data:
Prepaid expenses and other current assets	$5,809	$5,695	$4,667	$4,691
Deferred income tax assets, net	8,082	7,592	7,471	7,283
Goodwill	14,959	15,532	654	1,227
Deferred revenue	36,343	35,684	27,079	27,552
Retained earnings	4,668	5,332	3,812	3,784

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes appearing in our Form 10-K/A for the fiscal year ended September 30, 2003 filed November 1, 2004. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth elsewhere in this Form 10-Q/A.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the effects of the restatement of our condensed consolidated balance sheet as of March 31, 2004 and the condensed consolidated statements of operations for the three and six months ended March 31, 2004 and 2003 and the condensed consolidated statements of cash flows for the six months ended March 31, 2004 and 2003. See Note 7 to the condensed consolidated financial statements for further discussion of this matter.

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

Net Sales and Revenue Recognition

We sell our products directly throughout the world and primarily in North America, Europe and the Pacific Rim countries. In addition, we use non-exclusive distributors to augment our direct sales efforts. Sales through our primary distributor, Siemens Medical Systems, Inc., represented 12.1% and 9.6% of our total net sales in the three and six months ended March 31, 2004, respectively, and 7.6% and 9.0% for the same periods in fiscal 2003, respectively. The increase in distributor sales as a percentage of net sales is primarily attributable to a higher growth rate in distributor sales relative to non-distributor sales. We have signed agreements with other distributors, which have not yet generated sales. Revenues from the sale of our products and services outside the United States accounted for 7.3% and 4.7% of our net sales in the three and six months ended March 31, 2004, respectively, and 5.7% and 5.9% of our net sales for the same periods in fiscal 2003, respectively. The fiscal year to date decline in international sales as a percentage of net sales is primarily attributable to a higher growth rate in our domestic sales.

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

We have experienced significant variations in revenues and operating results from quarter to quarter. Our quarterly operating results may continue to fluctuate due to a number of factors, including: the timing, size and complexity of our product sales and implementations; our inability to recognize revenue from multiple element software contracts where certain elements have been delivered, installed and accepted but other elements remain undelivered; construction delays at client centers which impact our ability to install products; the timing of installation of third party medical devices, including accelerators, simulation machines and imaging devices, at client sites, which must be installed before we can implement our systems; overall demand for healthcare information technology; and other factors discussed below under “Risk Factors Affecting Financial Performance.”

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

Our sales arrangements with customers frequently cover multiple products and services. Our revenue is subject to SOP 97-2, as further discussed in Note 3 to our consolidated financial statements. In approximately two-thirds of our arrangements, our customers request delivery and installation of our software products in one phase, and we generally can recognize revenue when the software products have been installed and accepted by our customers. In the balance of our arrangements, our customers request that delivery and installation of our software products be delivered in multiple phases. Such multiple passed installations may be requested, for example, when the customer has not installed medical devices with which our software will interact. In those instances, revenue for the entire arrangement generally cannot be recognized until the last software product is installed and accepted. In a few instances, the customer may never request delivery of all the software products included in the arrangement. In those instances, revenue from the arrangement is recognized at the time we make the judgment, based on sufficient competent evidence, that it is remote that the customer will request delivery of the remaining undelivered software products, i.e., when they have been constructively cancelled.

We recognize revenue once software products outlined in the related purchase and license agreement have been installed, accepted and in clinical use at the customer site. When a customer accepts only a subset of the products outlined in a multiple element purchase and license agreement and we have not established vendor specific objective evidence, or VSOE, of the fair value of the undelivered elements, we invoice the customer for the accepted products and record the transaction as deferred software license revenue. We recognize the deferred revenue when all elements in a multiple element arrangement are accepted, VSOE of the fair value is established on the remaining undelivered elements, or the undelivered elements for which VSOE of the fair value does not exist have been formally or constructively canceled, whichever occurs first. We recognize revenues on sales arrangements with undelivered products that have been constructively canceled at the date when we have sufficient competent evidence of that cancellation.

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

We recognize revenue from third-party products and related configuration and installation services sold with our licensed software upon acceptance by the customer. We recognize revenue from third-party products sold separately from our licensed software upon delivery. Third-party products represented 2.0% and 3.2% of our total net sales in the three and six months ended March 31, 2004, respectively, and 5.6% and 5.0% for the same period in fiscal 2003, respectively. The decrease in third-party sales as a percentage of net sales is attributable to a lower growth rate in our third-party product sales.

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

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(Restated) (See Note 7 to our condensed consolidated financial statements)		(Restated) (See Note 7 to our condensed consolidated financial statements)
Sales:
Software license and other, net	55.4%	61.0%	57.6%	60.5%
Maintenance and services	44.6	39.0	42.4	39.5

Total net sales	100.0	100.0	100.0	100.0

Cost of sales:
Software license and other, net	22.4	19.0	20.8	18.6
Maintenance and services	16.2	13.6	15.2	14.5
Amortization of purchased technology	2.4	0.6	1.5	0.7

Total cost of sales	41.0	33.2	37.5	33.8

Gross profit	59.0	66.8	62.5	66.2

Operating expenses:
Research and development	19.4	19.2	17.6	19.3
Sales and marketing	24.9	26.9	25.6	27.8
General and administrative	12.7	11.6	10.0	10.9
Amortization of intangible assets	1.3	0.3	0.8	0.2
In-process research and development write-off	—	—	1.8	—

Total operating expenses	58.3	58.0	55.8	58.2

Operating income	0.7	8.8	6.7	8.0
Interest and other income, net	0.7	1.2	0.8	0.9

Income before provision for income taxes	1.4	10.0	7.5	8.9
Provision for income taxes	(0.5)	(3.5)	(2.5)	(3.0)

Net income	0.9%	6.5%	5.0%	5.9%

Comparison of Three Months Ended March 31, 2004 and 2003

Net Sales. Net sales increased 26.5% to $15.5 million in the three months ended March 31, 2004 from $12.3 million for the same period in fiscal 2003 including $2.0 million related to the acquisition of certain assets and certain liabilities of Tamtron Corporation (“Tamtron”) and Medical Registry Services, Inc. (“MRS”), the PowerPath® pathology information management and cancer registry information system businesses of IMPATH Inc.

Net software sales increased 15.1% to $8.6 million in the three months ended March 31, 2004 from $7.5 million for the same period in fiscal 2003. Sales of imaging systems accounted for $534,000 of the $1.3 million increase, sales of registry systems from the acquired product line accounted for $814,000, new systems sales in oncology accounted for $439,000, sales of pathology lab systems from the acquired product line accounted for $501,000, offset by a net decrease in sales of new products to existing customers of $1.2 million.

Maintenance and services sales also increased 44.4% to $6.9 million for the three months ended March 31, 2004 from $4.8 million for the same period in fiscal 2003. Maintenance and support contracts, partially offset by a decrease in training and installation of $80,000, accounted for the $2.2 million increase. The acquired pathology line of business contributed $624,000 of the total increase in maintenance and services. Our continued high customer retention on maintenance and support contracts, the general price increase, deferral of installed and accepted software license revenue, and expansion of our service offerings all contributed to the growth of maintenance and services as a percentage of net sales.

Cost of Sales. Total cost of sales increased 56.4% to $6.4 million for the three months ended March 31, 2004 from $4.1 million for the same period in fiscal 2003. Our gross margin decreased to 59.0% for the three months ended March 31, 2004 from 66.8% for the same period in fiscal 2003.

Cost of sales relating to net software sales increased 49.0% to $3.5 million for the three months ended March 31, 2004 from $2.3 million for the same period in fiscal 2003. Our gross margin associated with net software sales decreased to 59.7% for the three months ended March 31, 2004 compared to 68.9% for the same period in fiscal 2003. The increase in expenses was related to $1.1 million in employee costs, $311,000 in travel costs, $109,000 in implementation costs and $24,000 in telephone costs partially offset by a reduction of $355,000 in supplies and materials. During the three months ended March 31, 2004, we deferred $114,000 in direct incremental travel expenses associated with software installation and training trips compared to $140,000 during the same period in fiscal 2003. We expect to recognize the deferred travel expenses once the associated product revenues are recognized. The decline in gross margins associated with net software sales related to delayed implementation of new oncology systems and increased employee expenses associated with the two product line acquisitions in December 2003. We believe the margins related to the acquired businesses should improve once we have depleted the acquired deferred revenue backlog. In addition, due to the acquisition of MRS and Tamtron, amortization expense associated with purchased technology increased to $382,000 for the three months ended March 31, 2004 from $67,000 for the same period in fiscal 2003.

Cost of sales relating to maintenance and services increased 50.1% to $2.5 million for the three months ended March 31, 2004 from $1.7 million for the same period in fiscal 2003. Our gross margin associated with maintenance and services decreased to 63.7% for the three months ended March 31, 2004 from 65.0% for the same period in fiscal 2003. The increase in expenses of $838,000 was related to $432,000 in continuing engineering costs, $427,000 in employee related expenses, $11,000 in travel expenses partially offset by reductions of $17,000 in supplies and materials and $16,000 in telephone expense. Expenses associated with the support personnel from the acquired product lines for the three months ended March 31, 2004 contributed to the decline in our gross margin associated with maintenance and services.

Research and Development. Research and development expenses increased 27.6% to $3.0 million for the three months ended March 31, 2004 from $2.4 million for the same period in fiscal 2003. As a percentage of total net sales, research and development expenses increased to 19.4% for the three months ended March 31, 2004 from 19.2% for the same period in fiscal 2003. Additional engineering headcount and the associated personnel expenses accounted for $667,000, travel expenses accounted for $15,000 partially offset by reductions of $26,000 of supplies and materials and $5,000 in telephone expense. The increase as a percentage of total net sales in the three months ended March 31, 2004 was primarily due to increased engineering headcount associated with the acquired product lines in December 2003.

Sales and Marketing. Sales and marketing expenses increased 17.5% to $3.9 million for the three months ended March 31, 2004 from $3.3 million for the same period in fiscal 2003. As a percentage of total net sales, sales and marketing expenses decreased to 24.9% for the three months ended March 31, 2004 from 26.9% for the same period in fiscal 2003. The increase in expenses in absolute dollars related to $577,000 in employee related expenses, $56,000 in advertising expenses, $48,000 in travel expenses, 39,000 in outside services, $28,000 in supplies and materials and $13,000 in sponsorships partially offset by a reduction in commissions of $192,000. The decrease as a percentage of total net sales in the three months ended March 31, 2003 was due to increased net sales relative to sales and marketing expenses. During the three months ended March 31, 2004, we deferred $159,000 in direct incremental commission expenses compared to $123,000 during the same period in fiscal 2003. We expect to recognize the deferred commission expenses once the associated product revenues are recognized.

General and Administrative. General and administrative expenses increased 37.7% to $2.0 million for the three months ended March 31, 2004 from $1.4 million for the same period in fiscal 2003. As a percentage of total net sales, general and administrative expenses increased to 12.7% for the three months ended March 31, 2004 from 11.6% for the same period in fiscal 2003. The increase in absolute dollars was primarily due to increases in accounting and legal fees of $314,000 primarily related to our restatement, travel expense of $64,000, maintenance expense of $44,000, regulatory fees of $30,000, business insurance premiums of $27,000, contributions of $20,000 and various operating expenses of $37,000. The percentage of total net sales in the three months ended March 31, 2004 was influenced by additional expenses related to the restatement of our financial statements.

Amortization of Intangible Assets. Amortization expenses increased to $199,000 for the three months ended March 31, 2004 from $36,000 for the same period in fiscal 2003. Our acquisition of substantially all of the assets of Tamtron and MRS in December 2003 increased amortization expense as it relates to customer base and trade name.

Operating Income. Operating income decreased 79.8% to $112,000 for the three months ended March 31, 2004 from $1.1 million for the same period in fiscal 2003. Operating income decreased significantly due to delayed implementations of new oncology systems, higher amortization of intangible assets related to the December 2003 asset purchases and additional fees associated with the restatement of our financial statements.

Interest and Other Income, Net. Interest and other income, net decreased 25.4% to $103,000 for the three months ended March 31, 2004 from $138,000 for the same period in fiscal 2003. The decrease was primarily related to our lower cash balance subsequent to the asset purchases in December 2003.

Income Taxes. Our effective tax rate decreased to 33.1% during the three months ended March 31, 2004 from 34.4% during the same period in fiscal 2003 primarily due to lower profitability in the current fiscal period and the effect of research and development tax credits.

Comparison of Six Months Ended March 31, 2004 and 2003

Net Sales. Net sales increased 33.3% to $31.0 million in the six months ended March 31, 2004 from $23.2 million for the same period in fiscal 2003 including $2.2 million related to the acquisition of certain assets and certain liabilities of Tamtron and MRS.

Net software related sales increased 26.9% to $17.8 million in the six months ended March 31, 2004 from $14.0 million for the same period in fiscal 2003. New systems to customers in oncology accounted for $1.6 million of the $3.8 million increase, imaging systems accounted for $945,000, registry sales from the acquired product line accounted for $918,000, sales of pathology from the acquired product line and lab systems accounted for $508,000 partially offset by a decrease in new products to existing customers in oncology and urology sales of $221,000.

Maintenance and services also increased 43.1% to $13.1 million for the six months ended March 31, 2004 from $9.2 million for the same period in fiscal 2003. Maintenance and support contracts, partially offset by a decrease in installation and training of $93,000, accounted for the $4.0 million increase. Our continued high customer retention on maintenance and support contracts, the general price increase, deferral of installed and accepted software license revenue, and expansion of our service offerings all contributed to the growth of maintenance and services as a percentage of net sales.

Cost of Sales. Total cost of sales increased 48.2% to $11.6 million for the six months ended March 31, 2004 from $7.8 million for the same period in fiscal 2003. Our gross margin decreased to 62.4% for the six months ended March 31, 2004 from 66.2% for the same period in fiscal 2003.

Cost of sales relating to net software sales increased 49.8% to $6.5 million for the six months ended March 31, 2004 from $4.3 million for the same period in fiscal 2003. Our gross margin associated with net software sales decreased to 63.8% for the six months ended March 31, 2004 from 69.3% for the same period in fiscal 2003. The increase in expenses related to $1.7 million in employee costs, $421,000 in travel expenses, $165,000 in implementation costs, $15,000 in telephone expenses partially offset by a reduction of $129,000 in supplies and materials. During the six months ended March 31, 2004, we deferred $291,000 in direct incremental travel expenses associated with software installation and training trips compared to $178,000 during the same period in fiscal 2003. We expect to recognize the deferred travel expenses once the associated product revenues are recognized. The decline in gross margins associated with net software sales relates to delays implementations of new oncology systems and increased employee expenses associated with the two product line acquisitions in December 2003. We believe the margins related to the acquired businesses should improve once we have recognized the acquired deferred revenue balance. In addition, due to the acquisition of MRS and Tamtron, amortization expense associated with purchased technology increased to $451,000 for the six months ended March 31, 2004 from $157,000 for the same period in fiscal 2003.

Cost of sales relating to maintenance and services increased 39.7% to $4.7 million for the six months ended March 31, 2004 from $3.4 million for the same period in fiscal 2003. Our gross margin associated with maintenance and services increased to 64.1% for the six months ended March 31, 2004 from 63.2% for the same period in fiscal 2003. The increase in expenses was associated with $744,000 in continuing engineering costs, $661,000 in employee related expenses partially offset by reductions of $26,000 in supplies and materials, $25,000 in telephone expense and $15,000 in travel expenses. Expenses associated with the support personnel from the acquired product lines for the six months ended March 31, 2004 partially offset by increases in total maintenance and services revenues contributed to the improvement in our gross margin associated with maintenance and services.

Research and Development. Research and development expenses increased 21.7% to $5.4 million for the six months ended March 31, 2004 from $4.5 million for the same period in fiscal 2003. As a percentage of total net sales, research and development expenses decreased to 17.6% for the six months ended March 31, 2004 from 19.3% for the same period in fiscal 2003. Additional engineering headcount and the associated personnel expenses accounted for $1.0 million and travel expenses accounted for $22,000 partially offset by a reduction of $38,000 in supplies and materials, $23,000 in telephone expense and $5,000 in outside services. The decrease as a percentage of total net sales in the six months ended March 31, 2004 was due to increased net sales relative to research and development expenses.

Sales and Marketing. Sales and marketing expenses increased 22.7% to $7.9 million for the six months ended March 31, 2004 from $6.5 million for the same period in fiscal 2003. As a percentage of total net sales, sales and marketing expenses decreased to 25.6% for the six months ended March 31, 2004 from 27.8% for the same period in fiscal 2003. The increase in expenses related to $1.2 million in employee related expenses, $162,000 in travel expenses, $110,000 in advertising expenses, $101,000 in outside services, $66,000 in sponsorships, $45,000 in supplies and materials and $28,000 in trade show expenses partially offset by a reduction in commission expense of $251,000. The decrease as a percentage of total net sales in the six months ended March 31, 2004 was due to increased net sales relative to sales and marketing expenses and the cyclical nature of trade show spending. During the six months ended March 31, 2004, we deferred $166,000 in direct incremental commission expenses compared to $130,000 during the same period in fiscal 2003. We expect to recognize the deferred commission expenses when the associated product revenues are recognized.

General and Administrative. General and administrative expenses increased 21.9% to $3.1 million for the six months ended March 31, 2004 from $2.5 million for the same period in fiscal 2003. As a percentage of total net sales, general and administrative expenses decreased to 10.0% for the six months ended March 31, 2004 from 10.9% for the same period in fiscal 2003. The increase in absolute dollars was primarily due to increases in accounting and legal fees of $432,000, maintenance fees of $92,000, regulatory fees of $34,000, contributions of $20,000 and travel expenses of $10,000 partially offset by reductions in various operational expenses of $36,000. The decrease as a percentage of total net sales in the six months ended March 31, 2004 was due to a higher growth rate in net sales partially offset by additional expenses related to the restatement of our financial statements.

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

Amortization of Intangible Assets. Amortization expenses increased to $250,000 for the six months ended March 31, 2004 from $48,000 for the same period in fiscal 2003. Our acquisition of substantially all of the assets of Tamtron, Inc. and Medical Registry Services, Inc. in December 2003 increased amortization expense as it relates to customer base and trade name.

Operating Income. Operating income increased 11.0% to $2.1 million for the six months ended March 31, 2004 from $1.9 million for the same period in fiscal 2003. Operating income increased due to higher net sales partially offset by an in-process research and development write-off, higher amortization of intangible assets related to the December 2003 asset purchases and additional fees associated with the restatement of our financial statements.

Interest and Other Income, Net. Interest and other income, net increased 15.3% to $248,000 for the six months ended March 31, 2004 from $215,000 for the same period in fiscal 2003. The increase was primarily related to additional cash balances being invested from our public offering proceeds partially offset by lower cash balances subsequent to our product line acquisitions in December 2003.

Income Taxes. Our effective tax rate decreased slightly to 33.0% during the six months ended March 31, 2004 from 34.4% during the same period in fiscal 2003 due to lower profitability in the current fiscal period and the effect of research and development tax credits.

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

The components of backlog as of March 31, 2004 and 2003 and December 31, 2003 are as follows (amounts in thousands):

	March 31,		December 31,
	2004	2003	2003
	Restated (See Note 7 to our condensed consolidated financial statements)		Restated (See Note 7 to our condensed consolidated financial statements)
Customer deposits	$11,473	$9,648	$10,875
Deferred software license revenue	16,739	13,779	15,061
Other deferred revenue	18,945	12,228	17,065
Unearned revenue	32,859	20,288	26,027

Total backlog	$80,016	$55,943	$69,028

Total backlog increased 43.0% to $80.0 million at March 31, 2004 from $55.9 million at March 31, 2003. In addition, total backlog increased 15.9%, or $11.0 million, from $69.0 million at December 31, 2003. During the three months ended March 31, 2004, bookings in our core oncology point-of-care business, unexpectedly flattened. We initially noted a softening of backlog in the three months ended December 31, 2003; however, at that time the amount was within historical norms and we expected our typical second quarter upswing. Bookings have remained soft however in the three months ended March 31, 2004. Of the total $80.0 million of backlog at March 31, 2004, we expect to recognize approximately $74.5 million of our backlog during the twelve months following March 31, 2004 with the remaining portion to be recognized in subsequent periods. We cannot assure you that contracts included in backlog will generate the specified revenues or that these revenues will be fully recognized within the specified time periods.

Deferred revenue increased $9.7 million to $35.7 million for the twelve months ended March 31, 2004 from $26.0 million at March 31, 2003. Of the $9.7 million increase, deferred oncology software license revenue and the related deferred maintenance and support contributed $1.9 million. The remaining $7.8 million increase relates to other deferred revenue of $3.5 million in post contract maintenance and support for oncology products, $2.0 million in registry term licenses, $1.2 million in post contract maintenance and support for pathology products and $1.1 million of pathology license revenue.

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

During the six months ended March 31, 2004, net cash provided by operating activities was $130,000 compared to $1.1 million for the same period in fiscal 2003. In the six months ended March 31, 2004, cash provided by operations was primarily attributable to net income after adjustment for the non-cash charges relating to depreciation and amortization, an increase in deferred revenue, partially offset by increases in accounts receivable, prepaid expenses and other current assets and a decrease in accrued liabilities and accounts payable. In the six months ended March 31, 2003, cash provided by operations was primarily attributable to increases in sales leading to a higher net income after adjustment for the non-cash charges relating to depreciation and amortization, an increase in customer deposits and increases in income taxes payable and deferred revenue, partially offset by an increase in accounts receivable due to higher sales and a decrease in accrued liabilities. As referenced previously in the backlog section, bookings in our core oncology point-of-care business, have unexpectedly flattened. The subsequent impact of orders may effect the historical trend of operating cash in subsequent quarters.

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

Net cash used in investing activities was $21.6 million for the six months ended March 31, 2004 and $1.3 million for the same period in fiscal 2003. During the six months ended March 31, 2004, cash used in investing activities primarily related to the acquisition of certain assets of Tamtron and MRS for $22.0 million and approximately $494,000 in acquisition costs and the purchase of $1.1 million of capital equipment to support two office moves during the period, partially offset by $2.0 million in net proceeds from sales and maturities of available-for-sale securities. During the six months ended March 31, 2003, cash used in investing activities primarily related to the purchase of $1.1 million in capital assets and $181,000 in net purchases of available-for-sale securities.

Net cash provided by financing activities was $1.0 million for the six months ended March 31, 2004, compared to $25.0 million for the same period in fiscal 2003. Cash provided by financing activities during the six months ended March 31, 2004 can be attributed to $1.2 million received from the issuance of common stock, partially offset by capital lease principal payments of $194,000. Cash provided by financing activities during the six months ended March 31, 2003 can be attributed primarily to net proceeds of $24.4 million received in our initial public offering during November 2002.

The following table describes our commitments to settle contractual obligations in cash not recorded on the balance sheet as of March 31, 2004 (in thousands). The telecommunications contracts with AT&T include wireless, frame-relay, voice/data and internet transport services.

Fiscal Year	Operating Leases	Telecommunications Contracts	Total Future Obligations
Less than one year (before 9/30/2004)	$1,587	$760	$2,347
One to three years (10/1/2004 - 9/30/2007)	6,837	3,429	10,266

Total	$8,424	$4,189	$12,613

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

In May 2003, the EITF reached a consensus on EITF Issue No. 03-05, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in Arrangements Containing More-Than-Incidental Software”. EITF No. 03-05 addresses the applicability of Statement of Position No. 97-2 regarding software and non-software deliverables in a multiple element arrangement, giving consideration to whether the deliverables are essential to the functionality of one another. EITF Issue No. 03-05 is effective for interim periods beginning after August 13, 2003. The adoption of EITF Issue No. 03-05 is not expected to have a material impact on our financial position or results of operations.

Risk Factors Affecting Financial Performance

This Form 10-Q/A contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of factors both in and out of our control, including the risks faced by us described below and elsewhere in this Form 10-Q/A and in our Form 10-K/A for the fiscal year ended September 30, 2003.

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

Sales of our products into the radiation oncology market in the United States, including maintenance and services, represented approximately 73.9% of our net sales in the fiscal year ended September 30, 2003. Many of the largest radiation oncology facilities and practices in the United States have previously purchased our systems. In addition, in fiscal 2004, we have experienced softness in bookings in our core oncology point-of-care business. To sustain our growth, we must expand our radiation oncology sales outside the United States and increase our sales outside of the radiation oncology market. We have expanded our product offerings domestically to address medical oncology, hospital and central registry data aggregation and reporting, and recently, laboratory information systems, urology and pathology. However, we may not be successful selling our products in international radiation oncology markets, or marketing our products in new markets.

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

Item 4. Controls and Procedures

a. Evaluation Of Disclosure Controls And Procedures.

Joseph Jachinowski, our Chief Executive Officer, and Kendra Borrego, our Chief Financial Officer, conducted an evaluation of the effectiveness of IMPAC’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2004. Based on their evaluation, they each found the Company’s disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports that IMPAC files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that information required to be disclosed is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure, except as set forth below.

As described in Note 7 of the notes to the condensed consolidated financial statements included in Part I – Item 1 of this Form 10Q/A, subsequent to the issuance of IMPAC’s consolidated financial statements for the year ended September 30, 2003, our management has twice determined to restate our consolidated financial statements as of and for the years ended September 30, 2000, 2001, 2002 and 2003, to shift some previously deferred or recognized revenues earlier or later quarters or to defer recorded revenues and recognize them in periods subsequent to March 31, 2004.

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

In response to the matters identified, we have taken steps to strengthen control processes and procedures to identify, rectify and prevent the recurrence of the circumstances that resulted in our determination to restate prior period financial statements. We intend to correct the identified weaknesses in our disclosure controls and procedures that led to the restatement by taking the following steps, among others:

•	Initiating a search for an in-house finance person with extensive software revenue recognition experience, including the application of SOP 97-2..

•	Establishing a procedure for conducting internal training sessions for affected employees on applicable policies and procedures and providing opportunities for accounting personnel to attend external training and continuing education programs.

•	Supplementing our revenue recognition policy to include a clearly understandable summary of key elements of the policy to better ensure broader understanding of the policy among our personnel.

•	Documenting the review of revenue transactions prior to recognizing revenue, including how each of the four criteria for revenue recognition (i.e. persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable) has been met, and requiring that this documentation be reviewed and approved by a responsible person prior to recording revenue.

•	Establishing procedures to perform an on-going analysis of the VSOE of maintenance to support the fair value of maintenance to be used in deferring the fair value from multiple element arrangements.

•	Corresponding with accounting professionals, including but not limited to our independent auditing firm, to ascertain any changes in application of Generally Accepted Accounting Principles (GAAP).

•	Reviewing the Financial Accounting Standards Board’s (FASB) and American Institute of Certified Public Accountants’ websites and any available information to acknowledge, review and interpret any applicable accounting changes, including changes relating to software revenue recognition.

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

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.7	2002 Stock Plan, as amended and restated on November 18, 2003.*

31.1	Certification of Principal Executive Officer Pursuant to Section 302.

31.2	Certification of Principal Financial Officer Pursuant to Section 302.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Previously filed.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the three month period ended March 31, 2004:

•	Form 8-K filed January 6, 2004 relating to the completed acquisition of substantially all of the assets and certain liabilities of Tamtron Corporation and Medical Registry Services, Inc..

•	Form 8-K filed March 2, 2004 relating to our press release announcing our intent to restate our financial statements and receipt of a Nasdaq delisting notification.

The following report on Form 8-K was furnished during the three month period ended March 31, 2004:

•	Form 8-K filed February 9, 2004 relating to our press release announcing the postponement of our previously scheduled first quarter 2004 earnings release and conference call due to an ongoing review of our financial statements relating to the timing of our recognition of revenues during prior periods.

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