Form 10-Q
period 2004-06-30
IMPAC MEDICAL SYSTEMS INC
filed 2004-11-19
CIK 1026448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock outstanding as of November 18, 2004                 9,929,988

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

The statements contained in this Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future. Forward looking statements include statements regarding the Company’s business strategy, timing of, and plans for, the introduction of new products and enhancements, future sales, market growth and direction, competition, market share, revenue growth, operating margins and profitability. All forward looking statements included in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statement. Actual results could differ materially from the Company’s current expectations. Factors that could cause or contribute to such differences include the Company’s ability to expand outside the radiation oncology market or expand into international markets, our inability to recognize revenue from multiple element software contracts where certain elements have been delivered, installed and accepted but other elements remain undelivered, lost sales or lower sales prices due to competitive pressures, the ability to integrate its products successfully with related products and systems in the medical services industry, reliance on distributors and manufacturers of oncology equipment to market its products, changes in Medicare reimbursement policies, the integration and performance of acquired businesses, outstanding securities litigation and other factors and risks discussed herein under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors Affecting Financial Performance” and other reports filed by the Company from time to time with the Securities and Exchange Commission.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	September 30, 2003
(In thousands)		Restated (See Note 7)
Assets
Current assets:
Cash and cash equivalents	$41,242	$57,979
Available-for-sale securities	2,600	7,052
Accounts receivable, net	21,298	12,100
Unbilled accounts receivable	603	—
Inventories	95	66
Deferred income taxes, net	7,079	6,400
Income tax refund receivable	—	339
Prepaid expenses and other current assets	5,245	4,691

Total current assets	78,162	88,627
Available-for-sale securities	3,688	2,719
Property and equipment, net	4,604	3,573
Deferred income taxes	861	883
Goodwill	15,351	1,227
Other intangible assets, net	8,273	918
Other assets	482	459

Total assets	$111,421	$98,406

Liabilities, Common Stock Subject to Rescission Rights and Stockholders’ Equity
Current liabilities:
Capital lease obligations, current	$1	$74
Accounts payable	275	864
Accrued liabilities	2,984	4,758
Income taxes payable	1,928	2,353
Deferred revenue	38,156	27,552
Customer deposits, current	10,518	10,864

Total current liabilities	53,862	46,465
Customer deposits, net of current portion	284	232
Deferred revenue, net of current portion	62	—
Capital lease obligations, net of current portion	—	41

Total liabilities	54,208	46,738

Common stock subject to rescission rights	—	98

Stockholders’ equity:
Preferred stock	—	—
Common stock	10	10
Additional paid-in capital	50,307	47,792
Accumulated other comprehensive loss	(50)	(16)
Retained earnings	6,946	3,784

Total stockholders’ equity	57,213	51,570

Total liabilities, common stock subject to rescission rights and stockholders’ equity	$111,421	$98,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
(In thousands, except per share data)		Restated (See Note 7)		Restated (See Note 7)
Net sales:
Software license and other, net	$11,476	$11,802	$29,308	$25,852
Maintenance and services	7,859	5,317	20,982	14,489

Total net sales	19,335	17,119	50,290	40,341

Cost of sales:
Software license and other, net	3,815	2,893	10,276	7,208
Maintenance and services	2,643	1,919	7,358	5,294
Amortization of purchased technology	382	35	833	192

Total cost of sales	6,840	4,847	18,467	12,694

Gross profit	12,495	12,272	31,823	27,647

Operating expenses:
Research and development	3,117	2,620	8,557	7,090
Sales and marketing	5,085	3,812	13,010	10,272
General and administrative	1,781	1,439	4,875	3,978
Amortization of intangible assets	199	35	449	83
Write-off of purchased in-process research and development	—	—	557	—

Total operating expenses	10,182	7,906	27,448	21,423

Operating income	2,313	4,366	4,375	6,224
Interest expense	—	(4)	(4)	(15)
Interest and other income	95	150	347	376

Income before provision for income taxes	2,408	4,512	4,718	6,585
Provision for income taxes	(794)	(1,553)	(1,556)	(2,267)

Net income	1,614	2,959	3,162	4,318
Accretion of redeemable convertible preferred stock	—	—	—	(2,229)

Net income available to common stockholders	$1,614	$2,959	$3,162	$2,089

Net income per common share:
Basic	$0.16	$0.31	$0.32	$0.24

Diluted	$0.16	$0.29	$0.31	$0.22

Weighted-average shares used in computing net income per common share:
Basic	9,903	9,526	9,841	8,771

Diluted	10,275	10,050	10,280	9,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2004	2003
(In thousands)		Restated (See Note 7)
Cash flows from operating activities:
Net income	$3,162	$4,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,490	1,239
Amortization of intangible assets	1,282	275
Accretion of available-for-sale securities	98	—
Write-off of purchased in-process research and development	557	—
Provision for doubtful accounts	100	107
Deferred income taxes	(678)	295
Loss on disposal of property and equipment	—	92
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(7,686)	(4,120)
Unbilled accounts receivable	422	—
Inventories	(29)	2
Prepaid expenses and other current assets	(537)	157
Other assets	14	(116)
Customer deposits	(295)	(325)
Accounts payable	(593)	413
Accrued liabilities	(1,775)	(494)
Income tax payable/refund receivable	(86)	(1,454)
Deferred revenue	6,957	5,893
Tax benefits from employee stock options	662	—

Net cash provided by operating activities	3,065	6,282

Cash flows from investing activities:
Acquisition of property and equipment	(2,206)	(1,828)
Proceeds from disposal of property and equipment	—	94
Payments for the acquisition of Tamtron and MRS product lines	(22,507)	—
Purchases of available-for-sale securities	(1,076)	(26,622)
Proceeds from sales of available-for-sale securities	100	27,261
Proceeds from maturities of available-for-sale securities	4,295	66

Net cash used in investing activities	(21,394)	(1,029)

Cash flows from financing activities:
Principal payments on capital leases	(194)	(48)
Proceeds from the issuance of common stock, net	1,756	29,005

Net cash provided by financing activities	1,562	28,957

Effect of exchange rates on cash	30	(40)
Net increase (decrease) in cash and cash equivalents	(16,737)	34,210
Cash and cash equivalents at beginning of period	57,979	23,432

Cash and cash equivalents at end of period	$41,242	$57,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IMPAC Medical Systems, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004, or for any future period. The balance sheet at September 30, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read with the financial statements and notes thereto for the year ended September 30, 2003 included in the Company’s Form 10-K/A for the fiscal year ended September 30, 2003 filed November 1, 2004.

The Company’s management restated its consolidated financial statements as of and for the fiscal years ended September 30, 2003, 2002, 2001 and 2000, including the three and six months ended March 31, 2004 and 2003, to shift some previously recognized revenues to later quarters or to defer recorded revenues and recognize them in periods subsequent to September 30, 2003. The balance sheet at September 30, 2003 has been derived from the audited consolidated financial statements, as restated, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2003 included in the Company’s Amendment No. 2 to its Annual Report on Form 10-K/A filed November 1, 2004.

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

NOTE 3—Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Form 10-K/A filed on November 1, 2004 for the year ended September 30, 2003. With the exception of the new significant accounting policy for revenue recognition for pathology information management systems set forth below, the Company’s significant accounting policies have not materially changed as of June 30, 2004.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. As of June 30, 2004 and September 30, 2003, inventories were comprised entirely of finished goods.

Goodwill and other intangible assets

Goodwill and other intangible assets, including customer lists and acquired workforce, are stated at cost and are amortized on a straight-line basis over their estimated useful lives of generally two to five years. Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17 (“APB No. 17”), “Intangible Assets.” In accordance with SFAS No. 142, the Company has ceased amortizing goodwill and instead performs an assessment for impairment at least annually by applying a fair-value based test. The Company has also reclassified the unamortized balance of acquired workforce to goodwill. Accordingly, no goodwill or acquired workforce amortization was recognized during the three and nine months ended June 30, 2003 and 2004. The annual goodwill impairment test was completed during the first quarter of fiscal 2004, and did not result in any impairment of recorded goodwill.

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

Accounting for stock-based compensation

The Company uses the intrinsic value method of APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” in accounting for its employee stock options, and presents disclosure of pro forma information required under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS No. 148”). No compensation expense is included in the net income available to common stockholders as reported during the three and nine months ended June 30, 2004 and 2003.

Had compensation costs been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s total stock-based compensation cost, pro forma net income available to common stockholders and pro forma net income per common share, basic and diluted, would have been as follows (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	Restated (See Note 7) 2003	2004	Restated (See Note 7) 2003
Net income available to common stockholders as reported	$1,614	$2,959	$3,162	$2,089
Less stock-based compensation cost under a fair value method	(64)	(193)	(871)	(425)

Pro forma net income available to common stockholders	$1,550	$2,766	$2,291	$1,664

Net income per common share, basic
As reported	$0.16	$0.31	$0.32	$0.24

Pro forma	$0.16	$0.29	$0.23	$0.19

Net income per common share, diluted
As reported	$0.16	$0.29	$0.31	$0.22

Pro forma	$0.15	$0.28	$0.22	$0.17

The determination of fair value of all options granted after the Company’s initial public offering include an expected volatility factor in addition to the risk free interest rate, expected term and expected dividends.

Other comprehensive income

Comprehensive income generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on available-for-sale securities and cumulative translation adjustments represent the components of comprehensive income that were excluded from the net income. Total comprehensive income for the three and nine months ended June 30, 2004 and 2003 is presented in the following table (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
		Restated (See Note 7)		Restated (See Note 7)
Net income	$1,614	$2,959	$3,162	$4,318
Other comprehensive income:
Change in unrealized gain (loss) on securities	(54)	—	(66)	(1)
Foreign currency translation adjustment	(3)	(15)	32	(34)

Comprehensive income	$1,557	$2,944	$3,128	$4,283

Net income per common share

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted-average number of vested common shares outstanding for the period. Diluted net income per common share is computed giving effect to all potential dilutive common stock, including options and redeemable convertible preferred stock.

A reconciliation of the numerator and denominator used in basic and diluted net income per share follows (in thousands).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
		Restated (See Note 7)		Restated (See Note 7)
Numerator:
Net income	$1,614	$2,959	$3,162	$4,318
Accretion of redeemable convertible preferred stock	—	—	—	(2,229)

Net income available to common stockholders	$1,614	$2,959	$3,162	$2,089

Denominator:
Weighted average shares used in computing basic net income per common share	9,903	9,526	9,841	8,771
Dilutive effect of options to purchase shares and employee stock purchase plan	372	524	439	579
Dilutive effect of redeemable convertible preferred stock	—	—	—	231

Weighted average shares used in computing diluted net income per common share	10,275	10,050	10,280	9,581

The following outstanding options were excluded from the computation of diluted net income per share as their effect is antidilutive (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Options to purchase common stock	169	—	110	12

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

NOTE 4—Commitments

Facilities

In addition to facility leases listed in our Form 10-K/A filed on November 1, 2004, the Company acquired certain assets and assumed certain liabilities of Tamtron Corporation and Medical Registry Services, Inc. on December 23, 2003 (see Note 6). In connection with this acquisition, the Company assumed lease agreements for facilities in San Jose, California and Hackensack, New Jersey from that date forward. The lease for the San Jose, California location expired in March 2004 and was not renewed. The facility lease for the Hackensack, New Jersey location expires in July 2005. As of June 30, 2004, total minimum future payments under the Hackensack, New Jersey lease, payable in monthly installments, amounted to approximately $97,000.

In March 2004, the Company entered into a new facility lease agreement in San Jose, California which expires in March 2007. As of June 30, 2004, total minimum future payments under this lease, payable in monthly installments, amounted to approximately $464,000.

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

NOTE 6—Acquisitions

On December 23, 2003, the Company completed the acquisition of certain assets and certain liabilities of Tamtron Corporation (“Tamtron”) and Medical Registry Services, Inc. (“MRS”), the PowerPath® pathology information management and cancer registry information system businesses of IMPATH Inc. for total cash consideration of $22.0 million and approximately $507,000 of acquisition costs. The acquisitions were made pursuant to an asset purchase agreement, dated November 24, 2003, by and among Tamtron, MRS and the Company. The Company intends to continue to operate each of the acquired businesses.

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

Tangible assets	$3,002
Deferred revenue	(3,713)
Other assumed liabilities	(101)
Developed/core technology	5,138
Customer base	3,032
Tradename	469
In-process research and development	557
Goodwill	14,123

$22,507

The Company is amortizing developed/core technology, the customer base and tradename on a straight line basis over two to five years, five to seven years and two to six years, respectively. In accordance with SFAS No. 142, no amortization has been recorded on the goodwill. As a result of these acquisitions, the Company expects to recognize amortization expense of approximately $511,000 during the remainder of fiscal year 2004. The Company expects to recognize amortization expense of $2.0 million, $1.6 million, $1.4 million, $1.4 million and $468,000 during fiscal years 2005, 2006, 2007, 2008 and thereafter, respectively.

The fair value of the identifiable assets, including the portion of the purchase price attributed to the developed/core technology, acquired in-process research and development, the customer base and the tradename was determined by an independent appraisal and management. The income approach was used to value developed/core technology, acquired in-process research and development, the customer base and the tradename, which includes an analysis of the completion costs, cash flows, other required assets and risk associated with achieving such cash flows. Gross margins were estimated to be stable and operating expense ratios were estimated to slightly improve over the years. The present value of the cash flows for MRS was calculated with a discount rate of 15% for the developed/core technology, customer base and tradename, and 20% for the in-process research and development. The present value of the cash flows for Tamtron was calculated with a discount rate of 15% for the developed/core technology and customer base, 17.5% for the tradename and 20% for the in-process research and development.

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

	Three Months Ended June 30 2003	Nine Months Ended June 30,
		2004	2003
Net sales	$20,669	$53,105	$49,887
Net income available to common stockholders	$3,315	$3,816	$2,519
Net income per common share:
Basic	$0.35	$0.39	$0.29
Diluted	$0.33	$0.37	$0.26
Weighted-average shares used in computing net income per common share:
Basic	9,526	9,841	8,771
Diluted	10,050	10,280	9,581

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

The October 2004 restatement also gives effect to the recognition of a deferred tax liability associated with the acquisition of Intellidata, Inc. in April 2002. A deferred tax liability should have been created at the time of the acquisition to account for the differences in the amortization periods of related intangible assets for book and tax purposes. The recognition of the additional deferred tax liability of approximately $573,000 in April 2002 caused a corresponding increase to goodwill.

As a result of the impact of changes in the timing of revenue recognition, net sales increased by $1.7 million in the three months ended June 30, 2003 and by $1.0 million in the nine months ended June 30, 2003 with a corresponding increase in deferred revenue. The Company also deferred the recognition of the related direct incremental commission expense and certain direct incremental travel expenses associated with revenue now being deferred until the related revenue is recognized and considered the deferred revenue in the determination of its allowance for doubtful accounts. The Company also revised its provision for income taxes for the effect of these matters.

As a result, the accompanying condensed consolidated financial statements have been restated from the amounts previously reported for the three and nine months ended June 30, 2003. The amounts under the headings “As Reported” reflect our originally reported results as amended by the first restatement in April 2004. The amounts under the headings “Restated” reflect the Company’s restated results after this restatement. A summary of the significant effects of the restatement is as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2003		Nine Months Ended June 30, 2003
	As Reported	Restated	As Reported	Restated
Consolidated Statements of Operations Data:
Net sales	$15,540	$17,119	$39,300	$40,341
Gross profit	10,725	12,272	26,843	27,647
Operating income	2,863	4,366	5,282	6,224
Net income	1,957	2,959	3,671	4,318
Net income available to common stockholders	1,957	2,959	1,442	2,089
Net income per common share:
Basic	$0.21	$0.31	$0.16	$0.24

Diluted	$0.19	$0.29	$0.15	$0.22

	As of June 30, 2003
	As Reported	Restated
Consolidated Balance Sheets Data:
Prepaid expenses and other current assets	$4,159	$4,247
Deferred income taxes, net	5,715	6,027
Goodwill	14,778	15,351
Deferred revenue	24,876	25,829
Retained earnings	2,308	1,990

NOTE 8 – Subsequent Events

Purported Shareholder Class Action Lawsuits

On September 8, 2004, an alleged shareholder of the Company filed a putative securities class action lawsuit in the United States District Court for the Northern District of California. See Operating Engineers Construction Industry and Miscellaneous Pension Fund (Local 66 — Pittsburgh), on Behalf of Itself and All Others Similarly Situated v. IMPAC Medical Systems, Inc., Joseph K. Jachinowski and Kendra A. Borrego. The defendants in this case include the Company and two of its top executive officers. The lawsuit relates to the Company’s March 1, 2004, announcement of its intent to restate its financial statements for fiscal years 2000 through 2003, and the Company’s subsequent restatement of those financial statements. The lawsuit alleges, among other things, that during the period from November 20, 2002 to May 13, 2004 (the “class period”), the Company falsely reported its results for fiscal years 2000 to 2003 through improper revenue recognition, and thereby artificially inflated the price of the Company’s stock. The plaintiff purports to have brought this lawsuit as a class action on behalf of all persons who purchased the Company’s securities on the open market during the class period.

On September 14, 2004, two individuals filed a second purported securities class action lawsuit in the United States District Court for the Northern District of California that is substantively identical to the one filed on September 8, 2004. See Alan Lerner and Marvin Rogers, on Behalf of Themselves and All Others Similarly Situated v. IMPAC Medical Systems, Inc., Joseph K. Jachinowski and Kendra A. Borrego. The second lawsuit alleges the same claims against the same defendants on behalf of the same purported class of shareholders (those who purchased the Company’s securities on the open market during the period from November 20, 2002 to May 13, 2004) as the earlier-filed lawsuit.

On September 21, 2004, another individual filed a third putative securities class action lawsuit in the United States District Court for the Northern District of California. See John Maras, Individually and On Behalf of All Others Similarly Situated v. IMPAC Medical Systems, Inc., Joseph Jachinowski, Kendra Borrego, David Auerbach, and James Hoey. This lawsuit alleges the same claims under the federal securities laws as the two earlier-filed lawsuits, and names as defendants, in addition to the Company and the two executives named in the two earlier-filed lawsuits, two other executive officers of the Company. This lawsuit alleges the same class period as the two earlier-filed actions (i.e., November 20, 2002 to May 13, 2004), and likewise alleges that during the class period the Company overstated its financial results for fiscal years 2000 to 2003 through improper revenue recognition, allegedly resulting in artificial inflation of the price of the Company’s stock during the class period. This action further alleges that each of the four individual defendants sold shares of the Company’s stock during the class period while in possession of material nonpublic information.

Each of these three related cases has been assigned to a single judge, and the Company anticipates that these three cases will be consolidated into a single action. On November 8, 2004, an alleged shareholder filed a motion to consolidate the three cases and to be appointed as lead plaintiff for the putative class. No date has been set for a hearing on this motion, and other shareholders seeking appointment as lead plaintiff may file similar motions. These lawsuits are still in the pleading stage, and the Court has entered orders providing that the time for the Company and the individual defendants to move to dismiss, answer, or otherwise respond to the complaints is extended through and including forty-five days after the later of (i) the appointment of lead plaintiff(s) or (ii) the filing of an consolidated amended complaint.

The Company and its officers have engaged outside counsel to defend these cases vigorously on their behalf. The Company, however, cannot be sure that it will prevail in these matters. The Company’s failure to successfully defend against these lawsuits could result in a material adverse effect on its business, financial condition, and results of operation.

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

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the effects of the restatement of our condensed consolidated balance sheet as of June 30, 2003 and the condensed consolidated statements of operations for the three and nine months ended June 30, 2003 and the condensed consolidated statement of cash flows for the nine months ended June 30, 2003. See Note 7 to the condensed consolidated financial statements for further discussion of this matter.

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

Recent Market Factors Affecting Business

Although our revenues in the first three quarters of fiscal 2004 have increased over the comparable fiscal 2003 quarters, the growth rate in our core oncology point-of-care business, which constitutes the majority of our non-recurring revenue, has slowed. We initially noted a softening of backlog in the first quarter of fiscal 2004, which, at the time, was within historical norms. However, bookings remained soft in the first three quarters of 2004. We believe several factors are contributing to this softness.

First, on the radiation oncology front, all three linear accelerator manufacturers have introduced “next generation” devices which have new operator front-ends and require new integration strategies. This has created uncertainty in the marketplace as customers are not fully aware of the connectivity options and the device manufacturers have used it as a means to confuse the marketplace and bundle their proprietary solutions. Second, we are also facing increasing pressure from competitors who have bundled deals where the software component is being offered at significant discounts as we have seen price shifting from the software to the hardware components putting us at a pricing disadvantage. Third, the second quarter of fiscal 2004 also witnessed a consolidation of oncology software players with the two independent medical oncology IT players being acquired by radiation oncology companies. Fourth, Medicare reimbursement policies also continue to put a damper on oncology IT spending. Decreased reimbursements in the radiation oncology segment and anticipated reductions in the medical oncology segment have led to delays in purchasing as facilities re-examine their budgets and return on investment expectations. Fifth, over the last several quarters our accounting restatement had a minor effect on bookings as some of our competitors used the event to sell against us. Finally, if our new installation backlog continues to contract, we will have less installation scheduling flexibility, which will expose our revenue stream to quarterly fluctuations if customers are not willing to take installation due to, for example, construction or equipment delays.

Net Sales and Revenue Recognition

We sell our products directly throughout the world and primarily in North America, Europe and the Pacific Rim countries. In addition, we use non-exclusive distributors to augment our direct sales efforts. Sales through our primary distributor, Siemens Medical Systems, Inc., represented 7.5% and 8.8% of our total net sales in the three and nine months ended June 30, 2004, respectively, and 7.6% and 8.4% for the same periods in fiscal 2003, respectively. Distributor sales as a percentage of net sales have been relatively constant over the past year and are growing at a rate similar to non-distributor sales. We have signed agreements with other distributors, which have not yet generated sales. Revenues from the sale of our products and services outside the United States accounted for 4.6% and 5.8% of our net sales in the three and nine months ended June 30, 2004, respectively, and 4.5% and 5.4% of our net sales for the same periods in fiscal 2003, respectively. International sales as a percentage of net sales have been relatively constant over the past year and are growing at a rate similar to our domestic sales.

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

The decision to implement, replace, expand or substantially modify an information system is a significant commitment for healthcare organizations. In addition, our systems typically require significant capital expenditures by the customer. Consequently, we experience long sales and implementation cycles. The sales cycle for our systems ranges from nine to twenty-four months or more from initial contact to contract execution. Our implementation cycle generally ranges from three to nine months from contract execution to completion of implementation. In addition to the core system, approximately one-third of our customers purchase additional product modules along with the core system that they intend to implement over a period of time greater than the typical implementation cycle of three to nine months.

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

We recognize revenue from third-party products and related configuration and installation services sold with our licensed software upon acceptance by the customer. We recognize revenue from third-party products sold separately from our licensed software upon delivery. Third-party products represented 2.0% and 2.7% of our total net sales in the three and nine months ended June 30, 2004, respectively, and 4.8% and 4.9% for the same periods in fiscal 2003, respectively. The decrease in third-party sales as a percentage of net sales is attributable to a lower growth rate in our third-party product sales.

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

Depreciation and Amortization

Our property and equipment is recorded at our cost minus accumulated depreciation and amortization. We depreciate the costs of our tangible capital assets on a straight-line basis over the estimated economic life of the asset, which is generally three to seven years. Acquisition related intangible assets have historically been amortized based upon the estimated economic life, which is generally two to nine years. Leasehold improvements and equipment purchased through a capital lease are amortized over the life of the related asset or the lease term, if shorter. If we sell or retire an asset, the cost and accumulated depreciation is removed from the balance sheet and the appropriate gain or loss is recorded. We expense repair and maintenance costs as incurred.

Accretion of Redeemable Convertible Preferred Stock

From September 27, 2002 until our initial public offering, the holders of a majority of our then outstanding redeemable convertible preferred stock could have required us to redeem the preferred shares by paying in cash an amount equal to the greater of $3.23 per share or the fair market value plus all declared or accumulated but unpaid dividends within thirty days. These shares automatically converted to common stock upon the closing of our initial public offering in November 2002. We accreted charges that reflected the increase in market value of the redeemable convertible preferred stock as an adjustment to retained earnings and, as a result, decreased the amount of net income available to common stockholders. After the initial public offering, no further accretion is required. The redemption value of the redeemable convertible preferred stock was $16.8 million at the time of the initial public offering. This amount was reallocated on our balance sheet from redeemable convertible preferred stock to common stock and additional paid-in capital, less the stated par value.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
		Restated (See Note 7 to our condensed consolidated financial statements)		Restated (See Note 7 to our condensed consolidated financial statements)
Sales:
Software license and other, net	59.4%	68.9%	58.3%	64.1%
Maintenance and services	40.6	31.1	41.7	35.9

Total net sales	100.0	100.0	100.0	100.0

Cost of sales:
Software license and other, net	19.7	16.9	20.4	17.9
Maintenance and services	13.7	11.2	14.6	13.1
Amortization of purchased technology	2.0	0.2	1.7	0.5

Total cost of sales	35.4	28.3	36.7	31.5

Gross profit	64.6	71.7	63.3	68.5

Operating expenses:
Research and development	16.1	15.2	17.0	17.6
Sales and marketing	26.3	22.3	25.9	25.5
General and administrative	9.2	8.4	9.7	9.9
Amortization of intangible assets	1.0	0.2	0.9	0.2
In-process research and development write-off	—	—	1.1	—

Total operating expenses	52.6	46.1	54.6	53.2

Operating income	12.0	25.6	8.7	15.3
Interest and other income, net	0.4	0.9	0.7	0.9

Income before provision for income taxes	12.4	26.5	9.4	16.2
Provision for income taxes	(4.1)	(9.1)	(3.1)	(5.6)

Net income	8.3%	17.4%	6.3%	10.6%

Comparison of Three Months Ended June 30, 2004 and 2003

Net Sales. Net sales increased 12.9% to $19.3 million in the three months ended June 30, 2004 from $17.1 million for the same period in fiscal 2003 including $2.5 million related to the acquisition of certain assets and certain liabilities of Tamtron Corporation (“Tamtron”) and Medical Registry Services, Inc. (“MRS”), the PowerPath® pathology information management and cancer registry information system businesses of IMPATH Inc.

Net software sales decreased 2.8% to $11.5 million in the three months ended June 30, 2004 from $11.8 million for the same period in fiscal 2003. The decrease is a result of decreased sales of new systems in oncology of $1.6 million and imaging systems of $575,000, partially offset by increased sales of registry systems of $1.1 million, pathology lab systems of $506,000, new products to existing customers of $179,000 and urology systems of $27,000.

Maintenance and services sales increased 47.8% to $7.9 million for the three months ended June 30, 2004 from $5.3 million for the same period in fiscal 2003. Maintenance and support contracts accounted for $2.3 million of the total $2.5 million increase with the remaining portion attributed to increased non-contract training and support. The acquired pathology line of business contributed $878,000 of the total increase in maintenance and services. Our continued high customer retention on maintenance and support contracts, the general price increase, deferral of installed and accepted software license revenue, and expansion of our service offerings all contributed to the growth of maintenance and services as a percentage of net sales.

Cost of Sales. Total cost of sales increased 41.1% to $6.8 million for the three months ended June 30, 2004 from $4.8 million for the same period in fiscal 2003. Our gross margin decreased to 64.6% for the three months ended June 30, 2004 from 71.7% for the same period in fiscal 2003.

Cost of sales relating to net software sales increased 31.9% to $3.8 million for the three months ended June 30, 2004 from $2.9 million for the same period in fiscal 2003. Our gross margin associated with net software sales decreased to 66.8% for the three months ended June 30, 2004 compared to 75.5% for the same period in fiscal 2003. The increase in expenses was related to $1.0 million in employee costs, $199,000 in travel costs, $71,000 in implementation costs and $47,000 in telephone costs partially offset by a reduction of $424,000 in supplies and materials. We expect to recognize the deferred travel expenses once the associated product revenues are recognized. The decline in gross margins associated with net software sales related to fewer than projected implementations of new oncology systems as a result of flat order volume and increased employee expenses associated with the two product line acquisitions in December 2003. We believe the margins related to the acquired businesses should improve once we have depleted the acquired deferred revenue backlog. In addition, due to the acquisition of MRS and Tamtron, amortization expense associated with purchased technology increased to $382,000 for the three months ended June 30, 2004 from $35,000 for the same period in fiscal 2003.

Cost of sales relating to maintenance and services increased 37.7% to $2.6 million for the three months ended June 30, 2004 from $1.9 million for the same period in fiscal 2003. Our gross margin associated with maintenance and services increased to 66.4% for the three months ended June 30, 2004 from 64.0% for the same period in fiscal 2003. The increase in expenses of $723,000 was related to $380,000 in continuing engineering costs, $297,000 in employee related expenses, $56,000 in telephone expense and $6,000 in travel expenses partially offset by a reduction of $16,000 in supplies and materials. An increase in net sales of maintenance and services due to continued customer post-contract support renewals and revenue of the acquired product lines for the three months ended June 30, 2004 contributed to the improvement in our gross margin associated with maintenance and services.

Research and Development. Research and development expenses increased 18.9% to $3.1 million for the three months ended June 30, 2004 from $2.6 million for the same period in fiscal 2003. As a percentage of total net sales, research and development expenses increased to 16.1% for the three months ended June 30, 2004 from 15.2% for the same period in fiscal 2003. Additional engineering headcount and the associated personnel expenses accounted for $487,000, travel expenses accounted for $16,000 and telephone expenses accounted for $14,000 partially offset by reductions of $20,000 of supplies and materials and outside services. The increase as a percentage of total net sales in the three months ended June 30, 2004 was primarily due to increased engineering headcount associated with the acquired product lines in December 2003.

Sales and Marketing. Sales and marketing expenses increased 33.5% to $5.1 million for the three months ended June 30, 2004 from $3.8 million for the same period in fiscal 2003. As a percentage of total net sales, sales and marketing expenses increased to 26.3% for the three months ended June 30, 2004 from 22.3% for the same period in fiscal 2003. The increase in expenses in absolute dollars related to $1.1 million in employee related expenses, $180,000 in travel expenses, $55,000 in supplies and materials, $48,000 in sponsorships, $46,000 in tradeshow expense, $26,000 in telephone expenses and $25,000 in advertising expenses and outside services partially offset by a reduction in commissions of $202,000. The increase as a percentage of total net sales in the three months ended June 30, 2003 was primarily due to the expansion and specialization of our domestic and international sales force.

General and Administrative. General and administrative expenses increased 23.7% to $1.8 million for the three months ended June 30, 2004 from $1.4 million for the same period in fiscal 2003. As a percentage of total net sales, general and administrative expenses increased to 9.2% for the three months ended June 30, 2004 from 8.4% for the same period in fiscal 2003. The increase in absolute dollars was primarily due to increases in accounting and legal fees of $222,000 primarily related to our restatement, regulatory fees of $154,000, maintenance expense of $34,000, and travel expense of $16,000 partially offset by reductions of employee related expenses of $28,000, depreciation expense of $23,000, telephone expense of $15,000, rent expense of $12,000 and other various operational expenses of $15,000. The increase as a percentage of total net sales in the three months ended June 30, 2004 was influenced by additional expenses related to the restatement of our financial statements.

Amortization of Intangible Assets. Amortization expenses increased to $199,000 for the three months ended June 30, 2004 from $35,000 for the same period in fiscal 2003. Our acquisition of substantially all of the assets of Tamtron and MRS in December 2003 increased amortization expense as it relates to customer base and trade name.

Operating Income. Operating income decreased 47.0% to $2.3 million for the three months ended June 30, 2004 from $4.4 million for the same period in fiscal 2003. Operating income decreased significantly due to fewer than projected implementations of new oncology systems as a result of flat order volume, higher amortization of intangible assets related to the December 2003 asset purchases and additional fees associated with the restatement of our financial statements.

Interest and Other Income, Net. Interest and other income, net decreased 34.9% to $95,000 for the three months ended June 30, 2004 from $146,000 for the same period in fiscal 2003. The decrease was primarily related to our lower cash balance subsequent to the asset purchases in December 2003.

Income Taxes. Our effective tax rate decreased to 33.0% during the three months ended June 30, 2004 from 34.4% during the same period in fiscal 2003 due to lower profitability in the current fiscal period and the effect of the research and development tax credits.

Comparison of Nine Months Ended June 30, 2004 and 2003

Net Sales. Net sales increased 24.7% to $50.3 million in the nine months ended June 30, 2004 from $40.3 million for the same period in fiscal 2003 including $4.7 million related to the acquisition of certain assets and certain liabilities of Tamtron and MRS.

Net software related sales increased 13.4% to $29.3 million in the nine months ended June 30, 2004 from $25.9 million for the same period in fiscal 2003. Registry sales accounted for $2.1 million of the $3.5 million increase, sales of pathology and lab systems accounted for $1.0 million, imaging systems accounted for $370,000 and new systems to customers in oncology, new products to existing customers in oncology and urology sales accounted for the remaining amount.

Maintenance and services increased 44.8% to $21.0 million for the nine months ended June 30, 2004 from $14.5 million for the same period in fiscal 2003. Maintenance and support contracts accounted for $6.4 million of the total $6.5 million increase. Our continued high customer retention on maintenance and support contracts, the general price increase, deferral of installed and accepted software license revenue, and expansion of our service offerings all contributed to the growth of maintenance and services as a percentage of net sales.

Cost of Sales. Total cost of sales increased 45.5% to $18.5 million for the nine months ended June 30, 2004 from $12.7 million for the same period in fiscal 2003. Our gross margin decreased to 63.3% for the nine months ended June 30, 2004 from 68.5% for the same period in fiscal 2003.

Cost of sales relating to net software sales increased 42.6% to $10.3 million for the nine months ended June 30, 2004 from $7.2 million for the same period in fiscal 2003. Our gross margin associated with net software sales decreased to 65.0% for the nine months ended June 30, 2004 from 72.2% for the same period in fiscal 2003. The increase in expenses related to $2.7 million in employee costs, $619,000 in travel expenses, $236,000 in implementation costs, $63,000 in telephone expenses partially offset by a reduction of $553,000 in supplies and materials. We expect to recognize the deferred travel expenses once the associated product revenues are recognized. The decline in gross margins associated with net software sales related to fewer than projected implementations of new oncology systems as a result of flat order volume and increased employee expenses associated with the two product line acquisitions in December 2003. We believe the margins related to the acquired businesses should improve once we have recognized the acquired deferred revenue balance. In addition, due to the acquisition of MRS and Tamtron, amortization expense associated with purchased technology increased to $833,000 for the nine months ended June 30, 2004 from $192,000 for the same period in fiscal 2003.

Cost of sales relating to maintenance and services increased 39.0% to $7.4 million for the nine months ended June 30, 2004 from $5.3 million for the same period in fiscal 2003. Our gross margin associated with maintenance and services increased to 65.0% for the nine months ended June 30, 2004 from 63.5% for the same period in fiscal 2003. The increase in expenses was associated with $1.1 million in continuing engineering costs, $958,000 in employee related expenses, $30,000 in telephone expenses partially offset by reductions of $42,000 in supplies and materials and $9,000 in travel expenses. An increase in net sales of maintenance and services due to continued customer post-contract support renewals and revenue of the acquired product lines for the nine months ended June 30, 2004 contributed to the improvement in our gross margin associated with maintenance and services.

Research and Development. Research and development expenses increased 20.7% to $8.6 million for the nine months ended June 30, 2004 from $7.1 million for the same period in fiscal 2003. As a percentage of total net sales, research and development expenses decreased to 17.0% for the nine months ended June 30, 2004 from 17.6% for the same period in fiscal 2003. Additional engineering headcount and the associated personnel expenses accounted for $1.5 million and travel expenses accounted for $38,000 partially offset by a reduction of $58,000 in supplies and materials and $15,000 in telephone expense and outside services. The decrease as a percentage of total net sales in the nine months ended June 30, 2004 was due to increased net sales relative to research and development expenses.

Sales and Marketing. Sales and marketing expenses increased 26.7% to $13.0 million for the nine months ended June 30, 2004 from $10.3 million for the same period in fiscal 2003. As a percentage of total net sales, sales and marketing expenses increased to 25.9% for the nine months ended June 30, 2004 from 25.5% for the same period in fiscal 2003. The increase in expenses related to $2.3 million in employee related expenses, $342,000 in travel expenses, $128,000 in advertising expenses, $113,000 in sponsorships, $108,000 in outside services, $100,000 in supplies and materials, $74,000 in trade show expenses and $26,000 in telephone expense partially offset by a reduction in commission expense of $454,000. The increase as a percentage of total net sales in the nine months ended June 30, 2004 was primarily due to the expansion and specialization of our domestic and international sales force. We expect to recognize the deferred commission expenses when the associated product revenues are recognized.

General and Administrative. General and administrative expenses increased 22.5% to $4.9 million for the nine months ended June 30, 2004 from $4.0 million for the same period in fiscal 2003. As a percentage of total net sales, general and administrative expenses decreased to 9.7% for the nine months ended June 30, 2004 from 9.9% for the same period in fiscal 2003. The increase in absolute dollars was primarily due to increases in accounting and legal fees of $653,000, regulatory fees of $188,000, maintenance fees of $127,000, travel expenses of $27,000 and contributions of $20,000 partially offset by reductions in employee related expenses of $32,000, depreciation expense of $27,000, business insurance expense of $19,000 and other various operational expenses of $41,000. The decrease as a percentage of total net sales in the nine months ended June 30, 2004 was due to a higher growth rate in net sales partially offset by additional expenses related to the restatement of our financial statements.

In-process Research and Development. We recorded a write-off of in-process research and development in the amount of $557,000 in the nine months ended June 30, 2004 due to an analysis allocating the purchase price paid for certain intellectual property in that period. Both product lines that were acquired were in the process of bringing certain new products and functionality to their existing product offerings at the time of acquisition. In conjunction with the management of those businesses, we estimated that the products were incomplete and believed there were sufficient technological risks associated with these products to qualify the in-process research and development $557,000 write-off. We did not have an in-process research and development write-off for the same period in 2003.

Amortization of Intangible Assets. Amortization expenses increased to $449,000 for the nine months ended June 30, 2004 from $83,000 for the same period in fiscal 2003. Our acquisition of substantially all of the assets of Tamtron and MRS in December 2003 increased amortization expense as it relates to customer base and trade name.

Operating Income. Operating income decreased 29.7% to $4.4 million for the nine months ended June 30, 2004 from $6.2 million for the same period in fiscal 2003. Operating income decreased significantly due to fewer than projected implementations of new oncology systems as a result of flat order volume, higher amortization of intangible assets related to the December 2003 asset purchases and fees associated with the restatement of our financial statements.

Interest and Other Income, Net. Interest and other income, net decreased 5.0% to $343,000 for the nine months ended June 30, 2004 from $361,000 for the same period in fiscal 2003. The decrease was primarily related to additional cash balances being invested from our public offering proceeds offset by lower cash balances subsequent to our product line acquisitions in December 2003.

Income Taxes. Our effective tax rate decreased slightly to 33.0% during the nine months ended June 30, 2004 from 34.4% during the same period in fiscal 2003 due to lower profitability in the current fiscal period and the effects of research and development tax credits.

Accretion of Redeemable Convertible Preferred Stock. Historically, each reporting period, the carrying value of the redeemable convertible preferred stock has been increased by periodic accretions, using the effective interest method, so that the carrying amount would equal the redemption value at the redemption date. These increases were effected through charges against retained earnings. Several factors influenced our determination of the value of the redeemable convertible preferred stock. These factors included plans for the initial public offering, the performance of our business, changes in our business model and significant product introductions, current market conditions and the performance of the stock price of our comparable companies. During the nine months ended June 30, 2003, we recorded accretion charges of $2.2 million, all of which was incurred during the first quarter in the time period leading up to the initial public offering. There were no accretion charges recorded for the nine months ending June 30, 2004. Upon the closing of our initial public offering in November 2002, all shares of our redeemable convertible preferred stock automatically converted into an equal number of shares of common stock. Therefore, we have not incurred, nor will we incur, accretion charges related to the Series A redeemable convertible preferred stock after our initial public offering.

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

The components of backlog as of June 30, 2004 and 2003 and March 31, 2004 are as follows (amounts in thousands):

	June 30,		March 31, 2004
	2004	2003
		Restated (See Note 7 to our condensed consolidated financial statements)	Restated (See Note 7 to our condensed consolidated financial statements)
Customer deposits	$10,802	$9,566	$11,473
Deferred software license revenue	16,023	12,923	16,739
Other deferred revenue	22,133	12,905	18,945
Unearned revenue	26,382	17,256	32,859

Total backlog	$75,340	$52,650	$80,016

Total backlog increased 43.1% to $75.3 million at June 30, 2004 from $52.7 million at June 30, 2003, but total backlog decreased 5.8%, or $4.7 million, from $80.0 million at March 31, 2004. During the three months ended June 30, 2004, bookings in our domestic core oncology point-of-care business were flat. We initially noted a softening of backlog in the three months ended December 31, 2003; however, at that time the amount was within historical norms and we expected our typical second quarter upswing. In the three months ended March 31, 2004 bookings remained soft, and they continued that trend in the three months ended June 30, 2004. Of the total $75.3 million of backlog at June 30, 2004, we expect to recognize approximately $70.5 million of our backlog during the twelve months following June 30, 2004 with the remaining portion to be completed in subsequent periods. However, we cannot assure you that contracts included in backlog will generate the specified revenues or that these revenues will be fully recognized within the specified time periods.

Deferred revenue increased $12.4 million to $38.2 million at June 30, 2004 from $25.8 million at June 30, 2003. Of the $12.4 million increase, deferred oncology software license revenue and the related deferred maintenance and support contributed $3.1 million. The remaining $9.3 million increase relates to other deferred revenue of $4.0 million in post contract maintenance and support for oncology products, $2.1 million in registry term licenses, $1.6 million in post-contract maintenance and support for pathology products and $1.6 million of pathology license revenue.

Seasonality

Historically, we have experienced a seasonal pattern in our revenues, with our first quarter typically having the lowest revenues followed by increasing revenue growth in the subsequent quarters of our fiscal year. We believe the seasonality of our revenue is influenced by the year end of many of our customers’ budgetary cycles. As much of the labor and indirect expense associated with software systems for which revenue has been deferred are not matched with the subsequent revenue recognition, net income does not display a clear and predictable seasonal pattern.

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

Liquidity and Capital Resources

We have financed our operations since inception primarily through cash from operating activities, a $4.0 million private placement of equity in 1996, net proceeds of $24.4 million from our initial public offering of common stock in November 2002 and net proceeds of $3.2 million from our secondary public offering of common stock in May 2003. Cash, cash equivalents and available-for-sale securities were $47.5 million at June 30, 2004.

During the nine months ended June 30, 2004, net cash provided by operating activities was $3.1 million compared to $6.3 million for the same period in fiscal 2003. In the nine months ended June 30, 2004, cash provided by operations was primarily attributable to net income after adjustment for the non-cash charges relating to depreciation and amortization, an increase in deferred revenue, a tax benefit from employee stock options and an decrease in unbilled accounts receivable partially offset by increases in accounts receivable, prepaid expenses and other current assets and a decrease in accrued liabilities, accounts payable and customer deposits. In the nine months ended June 30, 2003, cash provided by operations was primarily attributable to increases in sales leading to a higher net income after adjustment for the non-cash charges relating to depreciation and amortization, an increase in deferred revenue, accounts payable and income taxes payable and a decrease in prepaid expenses, offset by a decrease in customer deposits, an increase in accounts receivable due to higher sales and a decrease in accrued liabilities. As discussed in the Backlog section, bookings in our core oncology point-of-care business have unexpectedly flattened in the last several quarters. As a result, the subsequent impact of flattened orders may effect the historical trend of operating cash in subsequent quarters.

In determining average days’ sales outstanding and accounts receivable turnover, we use our gross annual invoicing and gross accounts receivable balances in each calculation as we believe this provides a more conservative and relevant measurement basis due to the significance of our deferred revenue. Our accounts receivable turnover decreased to 3.5 for the nine months ended June 30, 2004 from 5.2 for the same period in fiscal 2003. Our days’ sales outstanding at June 30, 2004 increased to 102 from 70 at June 30, 2003. We believe that the acquired accounts receivable balances from Tamtron and MRS have impacted the calculation of accounts receivable turnover and days sales outstanding ratios. In addition, during the three months ended June 30, 2004, the full impact of our increased collections efforts had not had a full quarter to improve accounts receivable turnover and days’ sales outstanding; however, we did see minor improvement over both metrics compared to the three months ended March 31, 2004 . We have added collections personnel during the last quarter, and we continue our efforts to improve collections by formalizing escalation procedures and improving internal communications. Revenue is only recognized when all of the criteria for revenue recognition have been met which is upon acceptance and invoicing of the final balance of the fee unless the invoice has payment terms extending longer than 60 days. Any invoice that has payment terms longer than 60 days is considered to have extended payment terms and is not recognized as a receivable or revenue until it is due and payable.

Net cash used in investing activities was $21.4 million for the nine months ended June 30, 2004 and $1.0 million for the same period in fiscal 2003. During the nine months ended June 30, 2004, cash used in investing activities primarily related to the acquisition of certain assets of Tamtron and MRS for $22.0 million and approximately $507,000 in acquisition costs and the purchase of $2.2 million of capital equipment to support two office moves during the period, partially offset by $3.3 million in net proceeds from sales and maturities of available-for-sale securities. During the nine months ended June 30, 2003, cash used in investing activities primarily related to the purchase of $1.8 million in capital assets partially offset by $705,000 in net sales and maturities of available-for-sale securities and proceeds of $94,000 on the disposal of certain property and equipment.

Net cash provided by financing activities was $1.6 million for the nine months ended June 30, 2004, compared to $29.0 million for the same period in fiscal 2003. Cash provided by financing activities during the nine months ended June 30, 2004 can be attributed to $1.8 million received from the issuance of common stock, partially offset by capital lease principal payments of $194,000. Cash provided by financing activities during the nine months ended June 30, 2003 can be attributed primarily to net proceeds of $29.0 million received in our initial public offering during November 2002 and our secondary offering in May 2003.

The following table describes our commitments to settle contractual obligations in cash not recorded on the balance sheet as of June 30, 2004 (in thousands). The telecommunications contracts with AT&T include wireless, frame-relay, voice/data and internet transport services.

Fiscal Year	Operating Leases	Telecommunications Contracts	Total Future Obligations
Less than one year (before 9/30/2004)	$788	$380	$1,168
One to three years (10/1/2004–9/30/2007)	6,934	3,429	10,363

Total	$7,722	$3,809	$11,531

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

We have experienced significant variations in revenues and operating results from quarter to quarter. Our quarterly operating results may continue to fluctuate due to a number of factors, including:

•	the timing, size and complexity of our product sales and implementations, in each case exacerbated by the lengthy sales and implementation cycles and unpredictable buying patterns of our customers;

•	our inability to recognize revenue from multiple element software contracts where certain elements have been delivered, installed and accepted but other elements remain undelivered;

•	overall demand for healthcare information technology, particularly in the oncology market;

•	the impact of Medicare reimbursement policies on oncology IT spending;

•	seasonality of our quarterly operating results, which may be impacted by the degree to which our customers have allocated and spent their yearly budgets and slower systems implementation during the holiday seasons;

•	market acceptance of services, products and product enhancements by us and our competitors;

•	product and price competition;

•	changes in our operating expenses;

•	the timing and size of future acquisitions;

•	personnel changes; and

•	the financial condition of our current and potential customers.

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

The sales cycle for our systems ranges from nine to twenty four months or more from initial contact to contract execution, and we may require an additional three to nine months to complete implementation. During this period, we will expend substantial time, effort and financial resources preparing contract proposals, negotiating the contract and implementing our systems. As a result, we may not realize any revenues from some customers after expending considerable resources. Even if we do realize revenues from a project, delays in implementation may keep us from recognizing these revenues during the same period in which sales and implementation expenses were incurred. This could cause our operating results to fluctuate from quarter to quarter.

The majority of our sales has been into the radiation oncology market. If we are unable to expand outside the radiation oncology market or expand into international markets, our ability to grow will be limited.

Sales of our products into the radiation oncology market in the United States, including maintenance and services, represented approximately 74% of our net sales in the fiscal year ended September 30, 2003. Many of the largest radiation oncology facilities and practices in the United States have previously purchased our systems. In addition, in fiscal 2004, we have experienced softness in bookings in our core oncology point-of-care business. To sustain our growth, we must expand our radiation oncology sales outside the United States and increase our sales outside of the radiation oncology market. We have expanded our product offerings domestically to address medical oncology, hospital and central registry data aggregation and reporting, and recently, laboratory information systems, urology and pathology. However, we may not be successful selling our products in international radiation oncology markets, or marketing our products in new markets.

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

Our ability to design systems that integrate applications, devices and information systems has been a key to our success in the radiation oncology market. Our competitors include manufacturers of radiation oncology equipment. The three major linear accelerator manufacturers have introduced “next generation” devices in 2004, which have new operator front-ends and require new integration strategies. We have been in the process of developing our next generation of connectivity options and expect them to be ready for clinical use in late calendar 2004 or early calendar 2005. If these manufacturers were to deny us access to new device interfaces, we would lose one of our key competitive advantages and our sales would be adversely impacted. In addition, we don’t know whether our new products will be accepted in the marketplace or whether they will generate revenues and margins comparable to our current products.

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

The purchase of our products and services involves a significant financial commitment by our customers. The cost of our systems typically ranges from $75,000 to more than $500,000. At the same time, the healthcare industry faces significant financial pressures that could adversely affect overall spending on healthcare information technology and services. For example, the Balanced Budget Act of 1997 significantly reduced Medicare reimbursements to hospitals, leaving them less money to invest in infrastructure. To date in 2004, we estimate that reimbursements in the radiation oncology segment have decreased by approximately 10%. In 2005, some models suggest a net increase in reimbursement for radiation oncology services based on figures released from the Center for Medicare and Medicaid Servies, or CMS, although this may not be known until 2005. Drug reimbursement in the medical oncology segment is expected to decrease in 2005. CMS has estimated that reimbursement for medical oncologists will decrease on average 6% this year assuming constant utilization. Moreover, a general economic decline or further reductions in Medicare reimbursements to hospitals and private practices could cause providers to reduce or eliminate information technology-related spending. If spending for healthcare information technology and services declines or increases slower than we anticipate, demand for our products and services could decline, adversely affecting the prices we may charge.

Changing customer requirements could decrease the demand for our products, which could harm our business and adversely affect our revenues.

The market for our products and services is characterized by rapidly changing technologies, evolving industry standards and new product introductions and enhancements that may render existing products obsolete or less competitive. For example, the three major linear accelerator manufacturers have introduced “next generation” devices in 2004, which have new operator front-ends and require new integration strategies. As a result, our position in the healthcare information technology market could erode rapidly due to these changes in the features, functions or pricing of competing products. Our future success will depend in part on our ability to enhance our existing products and services and to develop and introduce new products and services to meet changing customer requirements. We have been in the process of developing our next generation of connectivity options and expect them to be ready for clinical use in late calendar 2004 or early calendar 2005. We don’t know; however, whether our new products will be accepted in the marketplace or whether they will generate revenues and margins comparable to our current products.

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

We face certain litigation risks that could harm our business.

In September 2004, we had several lawsuits filed against us asserting securities class actions. The results of complex legal proceedings, such as these, are difficult to predict. Moreover, some of the complaints filed against us do not specify the amount of damages that the plaintiffs seek, and we therefore are unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we are unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial position, liquidity or results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation can be costly, time consuming and disruptive to normal business operations. The costs of defending these lawsuits could be quite significant, and certain costs, such as those below a deductible amount, are not covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business.

We may be subject to regulatory scrutiny and may sustain a loss of public confidence, if we are unable to satisfy regulatory requirements relating to internal controls over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to perform an evaluation of our internal controls over financial reporting and have our auditor attest to such evaluation. This evaluation will be required in our Form 10-K for the fiscal year ended September 30, 2005. During the next year, we will be performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and auditor attestation requirements. As a result, we expect to incur additional expenses and diversion of management’s time. While we currently anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities Exchange Commission or The Nasdaq Stock Market. Any such action could adversely affect our financial results and could cause our stock price to fall.

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

In March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95”, which generally would require share-based payments to employees be accounted for using a fair-value-based method and recognized as expenses in our statements of operations. The effective date for the proposed standard is for quarterly periods beginning after June 15, 2005. This proposed statement is expected to be finalized, and would have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated result of operations within our footnotes. This will result in lower reported earnings per share which could negatively impact our future stock price. In addition, should the proposal be finalized, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

We depend on our relationships with distributors and oncology equipment manufacturers to market our products, and if these relationships are discontinued, or we are unable to develop new relationships, our revenues could decline.

To successfully market and sell our products both in the United States and in foreign markets, we have developed relationships with distributors and leading oncology equipment manufacturers, including Siemens Medical Systems, Inc. Sales to Siemens represented 8.0% of our net sales in fiscal 2003, 13.5% in fiscal 2002 and 13.5% in fiscal 2001. We rely on these collaborative relationships to augment our direct sales efforts and maintain market access to potential customers, particularly in Europe and Asia, and our business strategy includes entering into additional third-party relationships in the future. Some of these manufacturers and distributors also produce or distribute products that directly compete with our core products.

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

Sales of our IT systems to medical oncologists, who treat cancer through the infusion of chemotherapy agents, represent a small but growing portion of our current revenue and an opportunity for future growth. The Centers for Medicare and Medicaid Services (CMS), which regulates payment rates for drugs and services reimbursed under Medicare Part B, including chemotherapy drugs and services, has indicated that it will reduce the charges for chemotherapy agents in 2005. While there is not necessarily a direct correlation between provider revenue and IT spending, a significant decease in the Part B reimbursement could negatively influence an oncologist’s willingness to invest in new systems. If these Medicare reforms result in reduced IT spending by oncologists, our growth opportunities could be adversely impacted.

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

We completed a major acquisition in December 2003. If we undertake additional acquisitions, they may be disruptive to our business and could have an adverse effect on our future operations and cause the market price of our common stock to decline.

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

We have operated mainly in the United States and greater than 99% of our sales were made in U.S. dollars in each of the nine months ended June 30, 2004 and 2003. Accordingly, we have not had any material exposure to foreign currency rate fluctuations. Currently, all of our international distributors denominate all transactions in U.S. dollars. However, as we sell to customers in the United Kingdom and Europe through our recently formed UK subsidiary a majority of those sales may be denominated in euros or pounds sterling. The functional currency of our new UK subsidiary is pounds sterling. Thus, exchange rate fluctuations between the euro and pounds sterling will be recognized in the statements of operations as these foreign denominated sales are remeasured by our UK subsidiary. As exchange rate fluctuations occur between pounds sterling and the U.S. dollar, these fluctuations will be recorded as cumulative translation adjustments within stockholders’ equity as a component of accumulated other comprehensive income (loss) as our UK subsidiary is translated into U.S. dollars for consolidation purposes.

Item 4. Controls and Procedures

a. Evaluation Of Disclosure Controls And Procedures.

Joseph Jachinowski, our Chief Executive Officer, and Kendra Borrego, our Chief Financial Officer, conducted an evaluation of the effectiveness of IMPAC’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2004. Based on their evaluation, they each found the Company’s disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports that IMPAC files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that information required to be disclosed is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure, except as set forth below.

As described in Note 7 of the notes to the condensed consolidated financial statements included in Part I – Item 1 of this Form 10-Q, subsequent to the issuance of IMPAC’s consolidated financial statements for the year ended September 30, 2003, our management has twice determined to restate our consolidated financial statements as of and for the years ended September 30, 2000, 2001, 2002 and 2003, to shift some previously deferred or recognized revenues to earlier or later quarters or to defer recorded revenues and recognize them in periods subsequent to March 31, 2004.

During the April 2004 restatement, our independent auditors at the time, PricewaterhouseCoopers LLP, advised management and the Audit Committee that it noted certain matters regarding software revenue recognition practices during the periods under review that it considered to be material weaknesses. As part of the initial restatement, we conducted an extensive internal review of our revenue recognition practices for all periods for which financial statements are included in this report. Among other things, this involved the review of each of the over 1,500 customer contracts entered into since October 1, 1999.

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

In response to the matters identified, we have taken steps to strengthen control processes and procedures to identify, rectify and prevent the recurrence of the circumstances that resulted in our determination to restate prior period financial statements. In addition to the changes in internal control listed below, we intend to correct the identified weaknesses in our disclosure controls and procedures that led to the restatement by taking the following steps, among others:

•	Continuing to search for additional in-house finance personnel with extensive software revenue recognition experience, including the application of SOP 97-2.

•	Conducting and continuing to develop the internal training program for affected employees on applicable policies and procedures and sending finance personnel to external training and continuing education programs.

•	Supplementing our revenue recognition policy to include a clearly understandable summary of key elements of the policy to better ensure broader understanding of the policy among our personnel.

•	Continuing to refine the review of documentation of revenue transactions prior to recognizing revenue, including how each of the four criteria for revenue recognition (i.e. persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable) has been met, and requiring that this documentation be reviewed and approved by a responsible person prior to recording revenue.

•	Establishing procedures to perform an on-going analysis of the VSOE of maintenance to support the fair value of maintenance to be used in deferring the fair value from multiple element arrangements.

•	Corresponding with accounting professionals, including but not limited to our independent auditing firm and the Office of the Chief Accountant of the Securities and Exchange Commission, to ascertain any changes in application of Generally Accepted Accounting Principles (GAAP).

•	Reviewing the Financial Accounting Standards Board’s (FASB) and American Institute of Certified Public Accountants’ websites and any available information to acknowledge, review and interpret any applicable accounting changes, including changes relating to software revenue recognition.

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

b. Changes in Internal Controls.

During the three months ended June 30, 2004, we completed the following actions to strengthen control processes and procedures to identify, rectify and prevent the recurrence of the circumstances that resulted in our determination to restate prior period financial statements:

•	Hired one individual, with significant software revenue recognition experience, including the application of SOP 97-2.

•	Established an internal training program for affected employees on applicable policies and procedures and sent finance management personnel to external training and continuing education programs on current accounting issues, including revenue recognition.

•	Increased the level of review of revenue transactions prior to recognizing revenue, including how each of the four criteria for revenue recognition (i.e. persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable) has been met, and requiring that this documentation be reviewed and approved by a responsible person prior to recording revenue.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Purported Shareholder Class Action Lawsuits

On September 8, 2004, an alleged shareholder of the Company filed a putative securities class action lawsuit in the United States District Court for the Northern District of California. See Operating Engineers Construction Industry and Miscellaneous Pension Fund (Local 66 — Pittsburgh), on Behalf of Itself and All Others Similarly Situated v. IMPAC Medical Systems, Inc., Joseph K. Jachinowski and Kendra A. Borrego. The defendants in this case include the Company and two of its top executive officers. The lawsuit relates to the Company’s March 1, 2004, announcement of its intent to restate its financial statements for fiscal years 2000 through 2003, and the Company’s subsequent restatement of those financial statements. The lawsuit alleges, among other things, that during the period from November 20, 2002 to May 13, 2004 (the “class period”), the Company falsely reported its results for fiscal years 2000 to 2003 through improper revenue recognition, and thereby artificially inflated the price of the Company’s stock. The plaintiff purports to have brought this lawsuit as a class action on behalf of all persons who purchased the Company’s securities on the open market during the class period.

On September 14, 2004, two individuals filed a second purported securities class action lawsuit in the United States District Court for the Northern District of California that is substantively identical to the one filed on September 8, 2004. See Alan Lerner and Marvin Rogers, on Behalf of Themselves and All Others Similarly Situated v. IMPAC Medical Systems, Inc., Joseph K. Jachinowski and Kendra A. Borrego. The second lawsuit alleges the same claims against the same defendants on behalf of the same purported class of shareholders (those who purchased the Company’s securities on the open market during the period from November 20, 2002 to May 13, 2004) as the earlier-filed lawsuit.

On September 21, 2004, another individual filed a third putative securities class action lawsuit in the United States District Court for the Northern District of California. See John Maras, Individually and On Behalf of All Others Similarly Situated v. IMPAC Medical Systems, Inc., Joseph Jachinowski, Kendra Borrego, David Auerbach, and James Hoey. This lawsuit alleges the same claims under the federal securities laws as the two earlier-filed lawsuits, and names as defendants, in addition to the Company and the two executives named in the two earlier-filed lawsuits, two other executive officers of the Company. This lawsuit alleges the same class period as the two earlier-filed actions (i.e., November 20, 2002 to May 13, 2004), and likewise alleges that during the class period the Company overstated its financial results for fiscal years 2000 to 2003 through improper revenue recognition, allegedly resulting in artificial inflation of the price of the Company’s stock during the class period. This action further alleges that each of the four individual defendants sold shares of the Company’s stock during the class period while in possession of material nonpublic information.

Each of these three related cases has been assigned to a single judge, and the Company anticipates that these three cases will be consolidated into a single action. On November 8, 2004, an alleged shareholder filed a motion to consolidate the three cases and to be appointed as lead plaintiff for the putative class. No date has been set for a hearing on this motion, and other shareholders seeking appointment as lead plaintiff may file similar motions. These lawsuits are still in the pleading stage, and the Court has entered orders providing that the time for the Company and the individual defendants to move to dismiss, answer, or otherwise respond to the complaints is extended through and including forty-five days after the later of (i) the appointment of lead plaintiff(s) or (ii) the filing of an consolidated amended complaint.

The Company and its officers have engaged outside counsel to defend these cases vigorously on their behalf. The Company, however, cannot be sure that it will prevail in these matters. The Company’s failure to successfully defend against these lawsuits could result in a material adverse effect on its business, financial condition, and results of operation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On April 12, 2004, the Company issued 10,000 shares of its common stock to an employee pursuant to the exercise of an outstanding employee stock option granted in April 1994 at an exercise price of $0.32 per share. The issuance of the shares was deemed to be exempt from registration under the Securities Act of 1933 (the “Act”) in reliance on Section 4(2) of the Act as a transaction by an issuer not involving any public offering. The recipient of the common stock represented her intention to acquire the common stock for investment only and not with a view to or for sale in connection with any distribution thereof and an appropriate legend was affixed to the share certificate. The recipient had adequate access, through her relationship with the Company, to information about the Company.

Use of Proceeds

Our registration statement (Registration No. 333-89724) under the Securities Act of 1933, as amended, for our initial public offering became effective on November 19, 2002. A total of 2,515,625 shares of common stock were registered, and we sold 1,875,000 shares of our common stock to an underwriting syndicate. Thomas Weisel Partners LLC, SG Cowen Securities Corporation and U.S. Bancorp Piper Jaffray Inc. were the managing underwriters of the offering. An additional 640,625 shares of common stock were sold on behalf of selling stockholders as part of the same offering. All shares were sold to the public at a price of $15.00 per share. In connection with the offering, we paid approximately $2.0 million in underwriting discounts and commissions to the underwriters. Offering proceeds, net of aggregate costs to us of approximately $1.8 million, were approximately $24.4 million. As discussed in Note 6 to the condensed consolidated financial statements, we acquired certain assets and assumed certain liabilities of Tamtron Corporation and Medical Registry Services, Inc. from IMPATH Inc. We used approximately $22.5 million of the funds received in our public offerings to finance this acquisition. The remaining net proceeds of the offering have been used for working capital and to expand our business generally.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

Not Applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

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