Form 10-K
period 2004-09-30
IMPAC MEDICAL SYSTEMS INC
filed 2004-12-14
CIK 1026448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004	Commission File Number 000-50082

IMPAC MEDICAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3109238
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

At March 31, 2004, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $148.6 million.

At December 10, 2004, the number of shares outstanding of the registrant’s Common Stock was 9,934,499.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒.    No  ☐.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders—Part III of this Form 10-K.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the fiscal year ended September 30, 2004

i

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-K are set forth in this Form 10-K, including the factors described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.” If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

•	our ability to expand outside the radiation oncology market or expand into international markets;

•	our inability to recognize revenue from multiple element software contracts where certain elements have been delivered, installed and accepted but other elements remain undelivered;

•	lost sales or lower sales prices due to competitive pressures;

•	ability to integrate our products successfully with related products and systems in the medical services industry;

•	reliance on distributors and manufacturers of oncology equipment to market our products;

•	changes in Medicare reimbursement policies;

•	the integration and performance of acquired businesses; and,

•	outstanding securities litigation.

MARKET, RANKING AND OTHER DATA

This Form 10-K contains various estimates related to the information technology (“IT”) and healthcare markets. These estimates have been included in studies published by market research and other firms or our estimates are based on management’s knowledge and experience in the markets in which we operate. These estimates have been produced by industry analysts based on trends to date, their knowledge of technologies and markets, and customer research, but these are forecasts only and are thus subject to inherent uncertainty. Our estimates have been based on information provided by customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. We believe these estimates to be accurate as of the date of this Form 10-K. However, this information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. As a result, you should be aware that market, ranking and other similar data included in this Form 10-K, and estimates and beliefs based on that data, may not be reliable.

ii

PART I

Item 1.	Business

We provide healthcare information technology that streamlines both clinical and business operations to help improve the process of delivering patient care. With open integration to multiple healthcare data and imaging systems, our products provide a comprehensive oncology information technology, or IT, solution that includes pathology reporting, image-enabled electronic charting, practice management, clinical laboratory information systems, and cancer registry in an integrated platform to manage the information-related complexities of cancer care, from detection and diagnosis through treatment and follow-up. Cancer programs require specialized IT to process, document and report pathological findings, to determine and administer complex treatments, to integrate advanced medical devices, to provide data aggregation and to meet reporting requirements. Pathology practices require specialized IT to process tissue samples, generate reports, and document and disseminate results. In addition to satisfying these needs, our systems also improve the diagnosis and delivery of cancer care by enhancing patient safety, enabling advanced therapies, streamlining process management and facilitating communications.

We market and sell our systems to university teaching hospitals, community and government hospitals, freestanding cancer centers, private practices, reference laboratories and corporate and government organizations. Our IT solutions include point of care systems, cancer registry systems and anatomical pathology systems . In North America, our systems are installed in over 1,300 oncology centers, over 1,100 cancer registry operations and over 350 pathology laboratories. Based on our internal competitive analysis of the oncology IT market, we believe we have completed significantly more oncology and registry installations than our closest competitors. Our customers include 43 of the top 50 U.S. cancer hospitals as ranked by U.S. News & World Report in May 2004. These sites use one or more of our products. Outside of North America, our systems are installed in over 500 facilities located in over 55 countries. The modular design of our point of care products provides cancer centers the flexibility to fulfill their initial IT needs and easily expand their systems over time. Our scaleable pathology product design allows it to be deployed in small or large pathology laboratories. We install our systems in facilities that range from small departments with less than five users to national delivery networks with hundreds of users.

We were incorporated in California in January 1990 and shipped our first product in 1991. To date our growth has been primarily organic, supplemented by several acquisitions. In October 1997, we acquired our cancer registry product from ELM Services, Inc. In April 2000, we acquired MC2 Scientific Systems, Inc., which added a virtual simulator product and standard medical imaging interface products to our product line. In June 2000, we signed a merger agreement with Varian Medical Systems, Inc., but the merger transaction was never consummated due to objections from the U.S. Department of Justice, Antitrust Division. In April 2002, we acquired Intellidata, Inc., a clinical laboratory information systems provider, which added laboratory information management capabilities to our product line. In November 2002, we reincorporated as a Delaware corporation. In December 2003, we acquired the assets of Tamtron, Inc., a pathology information systems provider, which added capability specifically designed to enable anatomic pathology laboratories to integrate and streamline their business processes. In addition, we acquired the assets of Medical Registry Services, Inc., a cancer registry systems provider, in the same transaction which expanded our customer base in that market.

Industry Overview

Oncology IT Market

There are approximately 7,400 facilities in the United States that provide pathology services and cancer treatment services, including hospitals, freestanding cancer centers, physician offices and reference laboratories. We believe there are also more than 4,000 accessible cancer treatment facilities outside the United States. These facilities provide surgery, chemotherapy and/or radiation therapy. Vendors in this market include companies whose primary business is oncology IT solutions, vendors who offer capital equipment with oncology IT solutions, vendors that offer LIS solutions and healthcare IT providers that offer general solutions to all healthcare segments.

Specialized Treatment of Cancer

Cancer is the second leading cause of death in the United States after heart disease, and, as of 2001, there were approximately 9.8 million cancer survivors in the United States, either cured of the disease or living with it while undergoing long-term treatment.

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

Pathologists interpret tissue biopsies to determine the presence or absence of disease. Over half of the specimens examined by pathologists are to rule in or out the presence of cancerous cells. Pathologists work in laboratories situated in hospitals or in free standing reference laboratories. In the United States, approximately 3,000 hospitals and reference laboratories provide anatomical pathology services. Oncologists are generally segmented into three disciplines: surgical oncologists specialize in the surgical removal of cancerous tumors; medical oncologists treat cancer patients with chemotherapy; and radiation oncologists treat cancer patients with radiation. Oncologists treat patients in a variety of settings, including university teaching hospitals, community and government hospitals, freestanding cancer centers and physician offices. In the United States, approximately 3,400 hospitals and 4,000 other practice locations provide cancer treatment services. These facilities offer specialized services and are equipped either to mix and administer highly toxic chemotherapy drugs or to deliver large radiation doses using sophisticated medical devices, and in many cases both.

Need for Specialized Information Technology in Cancer Care

Many healthcare IT systems provide basic administrative and clinical functions, but do not satisfy the specialized requirements of cancer care. Cancer care is an information intensive discipline that requires sophisticated and specialized information systems to manage the complex detection, diagnosis, treatment and follow-up processes. Cancer treatment is becoming increasingly complex due to the rapid introduction of new chemotherapy drugs and the evolution of sophisticated radiation therapy planning and delivery technologies. Cancer care requires specialized information technology solutions that address the following factors:

•	Treatment Complexity. The complex processes of accurately recording and documenting pathological findings for cancerous tissue, of ordering, scheduling, and delivering treatments, and of long-term surveillance of cancer patients exceeds the capabilities generally available in general healthcare IT systems. Cancer can be treated in several ways, including surgery, chemotherapy or radiation therapy, and commonly is treated with a combination of these methods. There are hundreds of chemotherapy regimens, consisting of multiple drugs administered together or separately through a variety of delivery methods and in a variety of patterns. There are also numerous ways to deliver radiation, each requiring imaging, computer-aided planning and delivery devices. These complex treatment options are often administered in multiple settings and range in duration from a single day for surgery to months for radiation and possibly years for chemotherapy.

•

Device Connectivity.    To treat patients, cancer centers use multiple medical devices, often from different manufacturers, interfaced with a specialized IT system. Radiation oncology relies on medical devices that allow the oncologist to plan and deliver radiation treatments accurately and effectively. For example, Intensity Modulated Radiotherapy, or IMRT, is a treatment method that is gaining widespread acceptance. IMRT requires digital image studies and complex algorithms to manipulate thousands of discrete pieces of information to deliver accurately the prescribed dose of radiation to a tumor volume while minimizing damage to surrounding tissue. It is inefficient and potentially unsafe to plan, set up, verify, deliver and record IMRT treatments without a specialized IT solution. Similarly, medical oncology relies on specialized IT systems to link medical devices, such as blood analyzers, to report critical lab information before the administration of chemotherapy.

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

Pathology IT Market

There are approximately 3,000 anatomic pathology laboratories in the United States, including hospital-based and reference laboratories. Vendors in this market include companies whose primary business is laboratory information systems and healthcare IT providers that offer general solutions to all healthcare segments.

Pathology and Cancer

We estimate that over half of tissue samples analyzed by anatomical pathologists are to determine the presence or absence of cancer. A positive finding requires that detailed information about the cancerous tissue be determined and recorded using specialized, formal, descriptive language, and reported. Oncologists use this along with other diagnostic information to determine the most appropriate treatment.

The IMPAC Solution

We develop specialized IT solutions that improve the pathological analysis process and the delivery of cancer care by streamlining the documentation and dissemination of detailed tumor information, enhancing patient safety, enabling advanced therapies, streamlining process management and improving communications. Our IT systems are currently installed in over 1,800 oncology centers worldwide, which is significantly more than our closest competitors. Our IT systems typically range from $75,000 to more than $500,000 depending on the number of site locations, users and features. Key elements of our solutions include:

•	Oncology IT Systems. We provide oncology IT systems with the data and process sophistication required to address the complexities of cancer care. Sophisticated order management is a critical component of our systems because cancer specialists write complex chemotherapy and radiation therapy orders. Daily patient treatments are verified against orders and other planning and monitoring parameters to enhance overall patient safety. Our disease-specific assessments and structured-noting templates enable cancer specialists to share detailed assessments and transcriptions with referring physicians and other members of the patient’s cancer care team. Digital images, essential to cancer diagnosis and treatment, also are managed as an integral part of our systems.

•	Device Integration. Our systems connect directly to medical devices used in cancer care. The quantity of detailed data required by the oncology team is impractical to enter manually into an electronic medical record. To be an effective solution, an oncology IT system must support the electronic transfer of information from a variety of medical devices with different interfaces. We are a leader in oncology device integration, connecting radiation therapy planning, imaging and treatment devices, to streamline complex treatment methods, such as IMRT. Our systems connect to laboratory devices and drug dispensing systems to expedite the chemotherapy process. Our systems’ ability to integrate many devices allows cancer centers to make medical device and IT purchasing decisions without being bound to a particular equipment manufacturer.

•	Administrative Integration. Our oncology IT systems include a fully integrated practice management system that automates time-intensive administrative tasks, such as authorization, scheduling and billing, and is a data repository that substantiates both clinical and business actions. We provide the comprehensive tools required to run a practice efficiently and ensure that patients receive appropriate care. Our systems also integrate with all major enterprise level healthcare IT systems.

•	Data Aggregation and Reporting. We provide a full line of data aggregation and reporting tools that provide customers with the ability to manage data for large population bases. These products help cancer centers meet federal, state and foreign regulatory requirements for reporting on cancer cases, and enable government entities, corporate healthcare organizations, large physician practices and pharmaceutical researchers to generate or access the data required to effectively review, analyze and improve clinical outcomes.

•	Anatomical Pathology IT Systems. We provide anatomical pathology IT systems with the data and process sophistication required to address the complexities of analyzing, documenting, and disseminating detailed clinical findings. We will continue to develop software that allows information recorded in our pathology IT solution to be electronically transferred to our point of care product where it is used to help determine appropriate treatment, and to our cancer registry systems where it is used for analysis and required for state reporting.

•	Adaptable Design. We design our systems to satisfy the evolving and increasingly complex needs of multi-specialty oncology care, which has treatment characteristics similar to other chronic diseases. Our systems also support the oncologist’s role as the patient’s primary care physician during cancer treatment. We believe, therefore, our systems are adaptable to other chronic disease specialties requiring long-term episodic care as well as the needs of a general provider practice.

Our Strategy

Our objective is to enhance our leadership position in oncology IT systems, become the leading provider of healthcare IT solutions for cancer care generally, and expand into new markets that involve other aspects of cancer care, from diagnosis through long term follow-up. Key elements of our strategy include:

•	Expand Our Oncology IT Solution. We will continue to enhance and expand our product offerings to meet the evolving demands and complexity of oncology. We are a leading provider of oncology IT systems due to the breadth and depth of our product functionality, our experience in developing patient safety related products, the large number of medical device interfaces we support for a variety of different vendors’ equipment, the enterprise system integration capabilities our systems provide, and the flexibility we have in configuring and deploying our solutions.

•	Expand Sales to Our Existing Customers. We believe there is a significant opportunity to sell additional products to our existing customers as most of these facilities have only a subset of our available products. For example, the recent emergence of Image Guided Radiotherapy, or IGRT, as a treatment approach is a significant opportunity for us as our customers add this new capability, which requires additional IT support. Adoption of IGRT may also increase demand for our imaging products because medical imaging is critical to the IGRT process. We also intend to expand our existing marketing relationships and establish new marketing relationships with manufacturers of devices and systems to provide complementary solutions to our customers. We also believe we may be able to sell our pathology information systems and our cancer registry systems into our existing sites that have these needs but currently do not use our products.

•	Expand Our Customer Base within Oncology. We intend to expand our existing market position within oncology by selling to the portion of the market that has yet to make an investment in a specialized oncology IT solution especially in the domestic medical oncology and international markets. We believe our leading products, experience in device connectivity, large number of customers, strength of sales and distribution capabilities and customer service will help us attract new customers.

•	Expand Our Worldwide Sales. We intend to continue to expand internationally, particularly in Western Europe and the Asia Pacific. In fiscal 2004, less than 10% of our net sales were outside the United States, most of which were sold through our distribution relationship with Siemens Medical Systems. In January 2002, we initiated a direct marketing and sales effort in Europe with the opening of our first international sales and support office in the United Kingdom. In January 2004, we initiated a direct marketing and sales effort in the Asia Pacific with the opening of a sales office in Australia. We believe our systems are particularly applicable to international cancer centers, which typically provide centralized, comprehensive cancer care.

•	Expand into New Markets. We continue to build on the medical expertise and technical complexity required of our IT systems in the detection, diagnosis, treatment and follow-up of cancer. Accordingly, we have recently expanded our products to other areas, such as anatomic pathology information systems in which detailed tumor information is determined and disseminated.

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

Practice Management

We provide a full-featured practice management system that is integrated with our clinical system, enabling cancer care centers to improve communication, streamline workflow, improve data reporting and minimize process inefficiencies. Major functions include:

•	a comprehensive admission, discharge and transfer management capability that includes the capture of demographic, insurance, referral and primary-care provider information, and automates visit management by collecting and recording information in compliance with third-party billing regulations and managed care contractual requirements;

•	a patient scheduling and resource management capability that allows personnel to schedule patient and resource appointments for single or multi-department organizations based on patient preferences and resource availability;

•	a charge management capability that facilitates authorizing and collecting of charges at the point-of-care through a variety of mechanisms, including computerized charge slips, event-driven and schedule-driven charge capture and bar-coding. Our system supports the export of charge information to our billing system and to external billing systems and services in the format established by Health Level Seven, or HL7;

•	a medical billing and accounts receivables system for freestanding cancer centers and physician practices. The system supports on-demand invoicing and batch claims processing on any user-required cycle as well as electronic claims submission using the format developed by the American National Standards Institute, or ANSI, which is now required by Medicare and HIPAA; and

•	a report generation and editing capability allowing users to customize the comprehensive set of clinical and administrative reports provided with the system as well as generate supplemental reports.

Anatomical Pathology

Our anatomic pathology system provides pathologists with a software application that helps them manage the process of receiving, organizing, examining, recording, and disseminating the results of their work to individuals or organizations concerned with the care of the patient. Pathologists’ examinations are often concerned with determining the presence or absence of cancer. When present, pathologists follow formalized nomenclature to describe the disease in detail, which is subsequently used by oncologists to determine the most appropriate course of treatment.

Data Aggregation and Reporting

Federal, state and other foreign regulators require hospital-based cancer programs to collect and report cancer incidents. In addition, in the United States, accreditation as a “Comprehensive Cancer Center” requires that centers also contribute data to studies conducted by the American College of Surgeons, or ACoS, in the format established by the North American Association of Central Cancer Registries. Our registry products support the collection and reporting of cancer cases in accordance with all national and ACoS requirements. Our registry products also provide the ability to create and access clinical data repositories for cancer research. For example, our National Oncology Database consists of more than 2.2 million cancer cases occurring throughout the United States from 1985 to the present and is updated monthly.

Electronic Data and Image Interchange

Our oncology IT system provides cancer centers with a solution that meets their specific requirements, and supports the exchange of information and images with hospital and payor IT systems through established communications standards. Major functions include:

•	an HL7-compliant interface that supports the electronic exchange of patient data, such as admission, discharge and transfer information, laboratory results, charges and transcriptions, between our systems and other healthcare information systems;

•	a DICOM-compliant interface that supports the exchange of images between our image-enabled products and hospital picture archiving and communication systems as well as a wide variety of image devices; and

•	an ANSI-compliant interface that supports the electronic submission of insurance claims to Medicare and other third-party payors.

•	an ANSI-compliant interface that supports the electronic remittance of insurance payment information from Medicare.

Our Services

We also offer a range of services as part of our healthcare IT system. These services consist of the following:

•	Implementation, Training, Support and Upgrades. Our client services group performs system installation and training and provides remote support and upgrades to customers who are under warranty or a support contract. Service and support activities are supplemented by comprehensive education programs, including introductory training courses for new customers and advanced seminars for existing customers to allow them to take full advantage of our product capabilities and facilitate successful product implementation.

•	Transition Management Services. We offer customers assistance in the migration of their current system and data to new hardware and software systems with the goal of minimizing disruption of patient care.

•	Network Services. We offer a comprehensive package of services to assess changes in network utilization and function, forecast any necessary upgrades to accommodate growth, and design any changes necessary to provide the customer with optimal performance and functionality. These services are offered in various forms, ranging from on-site assistance on a time-and-expense basis to complete turn-key project deliveries with guaranteed fixed price rates.

•	Remote Hosting Services. We can also assume the complete processing of customers’ applications from our data center using our own equipment and personnel. This service frees an organization from the need to maintain the environment, equipment and technical staff required for systems processing, and offers support for an organization’s fault-management, configuration-management and utilization-management processes. Our data center is housed in an AT&T hosting facility that is equipped with redundant state-of-the-art security, power, environmental and communications systems.

Research and Development

We believe that our future success will depend on our ability to continue supporting new and emerging cancer diagnosis and treatment methods. Our engineering organization applies a mature software design control process to develop software with the high level of quality required of a medical device manufacturer, and the timeliness required of a commercial software vendor. Our software design control process was implemented to meet rigorous federal and international quality standards. We spent $7.8 million on research and development in fiscal 2002, $9.9 million in fiscal 2003 and $12.0 million in fiscal 2004.

Customers

We sell our products to university teaching hospitals, community and government hospitals, freestanding cancer centers, private practices, reference laboratories and corporate and government organizations. Through our direct sales efforts and the efforts of our distribution partners, we directly or indirectly support products in over 2,600 facilities in over 55 countries. Increasingly, we have seen our installed base and prospects move from single center entities to multi-site entities.

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

Siemens accounted for 8.9% of our net sales in fiscal 2004, 8.0% of our net sales in fiscal 2003 and 13.5% of our net sales in fiscal 2002. The fluctuation in Siemens’ sales as a percentage of net sales is attributable to a variable growth rate in their sales compared with the growth rate of our direct sales. Revenues from the sale of our products and services outside the United States accounted for $4.5 million, or 6.5%, of our net sales in fiscal 2004; $2.5 million, or 4.5%, of our net sales in fiscal 2003 and $3.6 million, or 9.0%, of our net sales in fiscal 2002.

On May 31, 2002, we executed a five-year agreement to be the exclusive provider of radiation oncology IT systems and to provide administrative and clinical systems to US Oncology’s 85 comprehensive cancer centers. US Oncology is the largest provider of oncology services in the United States. The systems are either deployed as local area networks or hosted by our ASP data center depending on the needs of the specific comprehensive cancer center. Under the ASP model, we also supply and support the complete computer and local and wide-area networking and, in partnership with AT&T, address all of US Oncology’s wide-area telecommunications requirements. The agreement may be terminated before the end of its five-year term only upon a breach of the agreement by either US Oncology or us. Our systems are currently installed in approximately 60 US Oncology comprehensive cancer centers.

On October 6, 2004, we entered into a Sales Consulting Agreement with Elekta AB. The initial term of the agreement is two years, with a one year automatic renewal annually thereafter unless terminated in advance in writing by either party. Under the terms of the agreement, Elekta AB has the right to offer our oncology information system products and services in select markets around the world. Elekta AB is based in Stockholm, Sweden and is one of the world’s leading suppliers of advanced and innovative radiation oncology and neurosurgery solutions.

Sales and Marketing

We market and sell our products and services worldwide through a direct sales force as well as through several distributors. Management of our North American sales force is divided into three groups. Our point of care group is responsible for radiation oncology and comprehensive cancer sales and is organized into 10 regions, each with a district manager reporting either to a regional manager or directly to the Director of North American Sales. Our physician office practice group is responsible for medical oncology sales and is organized into five regions, each with a district manager reporting to the manager of physician office practice sales. Our Decision Support group is responsible for hospital, and central cancer registry sales, and national accounts, and is comprised of three sales staff reporting to the National Accounts Manager. Our pathology sales group is responsible for pathology sales and is organized into two groups; one responsible for sales to new customers reporting to a sales manager, and one responsible for add-on sales to existing customers reporting to a director of account management, who reports to the Director of Pathology Sales. The Director of North American Sales, the Director of Pathology Sales, the manager of Physician Office Practice Sales and the National Accounts Manager report to our Vice President of Sales for North America. Sales outside of North America are managed by our Senior Vice President of Worldwide Sales. In addition to our direct sales efforts, we have a distributor relationship with Siemens Medical Systems, which markets and sells our products on a non-exclusive basis, primarily in Western Europe and North America, and a sales consulting relationship with Elekta AB, which markets and sells our products in specified territories throughout the world. We also have a non-exclusive distributor relationship in Japan for the marketing and sales of our products.

We market our products to individuals who either make or influence the decision to purchase pathology and oncology IT solution, including pathologists, oncologists, nurses, physicists, therapists, IT staff, registrars and oncology administrators. As healthcare personnel, our customers are required to remain active in the associations that administer their professional certification, attending their meetings, subscribing to their publications and maintaining membership in their national and regional organizations. Therefore, we deliver our message to our potential customers by exhibiting and presenting at trade shows and meetings, by advertising and placing articles in trade publications and by direct mailings to association members. Our marketing plan also includes users’ meetings, symposiums, advisory groups, customer profiles and user publications to promote our customers’ expanded use of our systems.

Competition

We compete primarily in the market for IT systems for cancer care. In addition, we have recently begun to market into other functions that support cancer care, such as anatomical pathology laboratory information systems. We believe the principal factors affecting the market for our products and services include product functionality, integration, configuration options, open standards, customer service, company reputation, equipment and software bundling and price. The market for our products and services is intensely competitive and characterized by rapidly changing technology, evolving user needs and frequent product introductions. Our principal oncology IT competitor is Varian Medical Systems. We also compete against other oncology IT vendors that provide capital equipment or other oncology-related services, including Nucletron. In addition, we compete with other companies whose business is primarily comprised of oncology IT, including Sigma Micro and IntelliDose/Intrinsiq Data Corporation. Potential future threats include enterprise level healthcare software companies, such as Cerner Corporation and Eclipsys Corporation, and practice management system companies such as WebMD and NextGen. In addition, although we have cooperative strategic arrangements with Siemens Medical Systems, Elekta AB and other companies for the sale of some of our products, these companies also compete with us on the sale of other products. Other competitors include segment specific providers of practice management, specialized electronic medical record, decision support and imaging systems.

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

Foreign Regulations

European Union Regulation.    The primary regulatory environment in Europe is that of the European Union, which consists of a number of member countries encompassing most of the major countries in Europe. The European Union has adopted numerous directives and standards regulating the design, manufacturing, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear a CE Marking to indicate that the device conforms to the essential requirements of the applicable directive, and accordingly, can be commercially distributed throughout the European Union. We hold certificates ISO 13485:2003, and an EC Certificate of Full Quality Assurance, which demonstrates satisfaction of the European Union standards for medical product manufacturers. These certificates are a prerequisite to applying the CE Marking to our products. The CE Marking is required on all medical products sold and used in the European Union. It is also recognized by many countries outside the European Union, such as Australia. The CE Marking indicates that a product was designed, released, produced, sold and serviced using a system that complies with the EU Council Directive 93/42/ECC for medical devices. Our four medical devices are currently eligible to bear the CE Marking. We also hold an ISO 9001:2000 quality system certificate.

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

Employees

As of September 30, 2004, we had a total of 430 full-time employees, 141 of whom were engaged in research and development, 231 of whom were engaged in sales, marketing and customer support and 58 of whom were engaged in administration and finance. Two of our employees are subject to a collective bargaining agreements. We believe that our relations with our employees are good.

EXECUTIVE OFFICERS

The following table sets forth the name, age and position of our executive officers as of December 10, 2004:

Name	Age	Position
Joseph K. Jachinowski	49	President, Chief Executive Officer and Chairman of the Board of Directors

James P. Hoey	46	Executive Vice President, Chief Operating Officer and Director

David A. Auerbach	45	Executive Vice President, Treasurer, Secretary and Director

Kendra A. Borrego	35	Chief Financial Officer

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

Our principal executive offices occupy approximately 58,000 square feet in Mountain View, California under a lease that expires in 2007. We also lease additional office facilities aggregating approximately 62,000 square feet in California, Nevada, Massachusetts, Virginia, New Jersey, and the United Kingdom. We intend to expand our sales, marketing and technology operations and, therefore, may require additional facilities in the future, which we believe can be obtained on commercially reasonable terms when needed.

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

The Company and its officers have engaged outside counsel to defend these cases vigorously on their behalf. The Company, however, cannot be sure that it will prevail in these matters. While the results of such litigation matters cannot be predicted with certainty, the Company’s failure to successfully defend against these lawsuits could result in a material adverse effect on its business, financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq National Market under the symbol IMPC since our initial public offering on November 20, 2002. The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for our common stock, as reported by the Nasdaq National Market.

	High	Low
Fiscal 2003
First Quarter (beginning November 20, 2002)	$18.85	$17.43
Second Quarter	22.28	16.15
Third Quarter	23.35	16.99
Fourth Quarter	25.29	17.76

Fiscal 2004
First Quarter	$27.10	$17.83
Second Quarter	27.88	21.83
Third Quarter	26.81	11.64
Fourth Quarter	15.14	11.73

The closing sale price for our common stock on December 10, 2004 was $17.21.

As of September 30, 2004, there were approximately 48 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

We have not paid any cash dividends on our common stock in the past. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We did not purchase any of our equity securities during the fiscal year ended September 30, 2004.

Item 6.	Selected Financial Data

The consolidated selected financial data set forth below should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended September 30,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales:
Software license and other, net	$17,224	$20,188	$25,252	$35,819	$39,696
Maintenance and services	7,723	10,486	14,532	20,589	29,465

Total net sales	24,947	30,674	39,784	56,408	69,161

Cost of sales:
Software license and other, net	4,665	6,088	7,641	10,341	14,646
Maintenance and services	2,679	3,376	4,543	7,349	9,862
Amortization of purchased technology	64	129	187	226	1,216

Total cost of sales	7,408	9,593	12,371	17,916	25,724

Gross profit	17,539	21,081	27,413	38,492	43,437

Operating expenses:
Research and development	4,495	6,276	7,841	9,898	11,963
Sales and marketing	6,228	9,096	12,231	14,344	17,826
General and administrative	2,311	3,710	4,017	5,348	7,085
Write-off of purchased in-process research and development	308	511	116	—	557
Merger related costs	578	—	—	—	—
Amortization of goodwill and other intangible assets	729	232	375	119	648

Total operating expenses	14,649	19,825	24,580	29,709	38,079

Operating income	2,890	1,256	2,833	8,783	5,358
Interest expense	—	(41)	(28)	(35)	(4)
Interest and other income	508	553	417	572	510
Write-down of notes receivable	(691)	—	—	—	—

Income before provision for income taxes	2,707	1,768	3,222	9,320	5,864
Provision for income taxes	(1,045)	(532)	(945)	(3,208)	(1,908)

Net income	1,662	1,236	2,277	6,112	3,956
Accretion of redeemable convertible preferred stock(1)	(508)	(1,431)	(8,550)	(2,229)	—

Net income (loss) available to common stockholders	$1,154	$(195)	$(6,273)	$3,883	$3,956

Net income (loss) per common share:
Basic	$0.20	$(0.03)	$(1.04)	$0.43	$0.40

Diluted	$0.18	$(0.03)	$(1.04)	$0.40	$0.39

Weighted-average shares used in computing net income (loss) per common share:
Basic	5,907	6,017	6,042	9,010	9,863

Diluted	6,387	6,017	6,042	9,741	10,269

	As of September 30,
	2000	2001	2002	2003	2004
	(in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and available-for-sale securities	$12,382	$17,926	$26,973	$67,750	$58,294
Working capital	4,030	3,353	5,906	42,162	25,668
Total assets	27,824	35,669	51,721	98,406	117,760
Capital lease obligations, less current portion	236	179	114	41	—
Redeemable convertible preferred stock	4,508	5,939	14,489	—	—
Total stockholders’ equity	7,282	7,145	1,050	51,570	58,162

(1)	After September 27, 2002, the holders of a majority of our redeemable convertible preferred stock could have required us to redeem the preferred shares by paying in cash an amount equal to the greater of $3.23 per share or the fair market value plus all declared or accumulated but unpaid dividends within thirty days. No dividends were ever declared for our redeemable convertible preferred stock. These shares automatically converted to common stock upon the closing of our initial public offering. We accreted charges that reflected the increase in market value of the redeemable convertible preferred stock as an adjustment to retained earnings and, as a result, reduced the amount of net income (loss) available to common stockholders. Several factors influenced our determination of the value of the redeemable convertible preferred stock. These factors included our prior plans for an initial public offering, the performance of our business, changes in our business model and significant product introductions, current market conditions and the performance of the stock price of our comparable companies. After the initial public offering, no further accretion has been or will be required. The redemption value of the redeemable convertible preferred stock was $16.7 million at the time of our initial public offering. This amount was reclassified on our balance sheet from redeemable convertible preferred stock to common stock and additional paid-in capital upon the closing of the initial public offering.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We provide information technology systems for cancer care. Our systems provide electronic medical record, imaging, laboratory information management, decision support, scheduling and billing applications in an integrated platform to manage the complexities of cancer care, from detection and diagnosis through treatment and follow-up. We were founded in 1990, and our growth has been primarily organic, supplemented by several product and small company acquisitions.

Recent Market Factors Affecting Business

Although our revenues in fiscal 2004 increased over fiscal 2003, the growth rate in our core oncology point-of-care business, which constitutes the majority of our non-recurring revenue, slowed. We initially noted a softening of backlog in the first quarter of fiscal 2004, which, at the time, was within historical norms. However, bookings in our core business remained soft throughout 2004. We believe several factors contributed to this softness.

First, on the radiation oncology front, all three linear accelerator manufacturers have introduced “next generation” devices which have new operator front-ends and require new integration strategies. This has created uncertainty in the marketplace as customers are not fully aware of the connectivity options and the device manufacturers have used it as a means to confuse the marketplace and bundle their proprietary solutions. Second, we are also facing increasing pressure from competitors who have bundled deals where the software component is being offered at significant discounts as we have seen price shifting from the software to the hardware components putting us at a pricing disadvantage. Third, the second quarter of fiscal 2004 also witnessed a consolidation of oncology software players with two independent medical oncology IT players being acquired by cancer related companies. Fourth, Medicare reimbursement policies also continue to damper oncology IT spending. Decreased reimbursements in the radiation oncology segment and anticipated reductions in the medical oncology segment led to delays in purchasing as facilities re-examine their budgets and return on investment expectations. Fifth, over the last several quarters our accounting restatements had an effect on bookings as some of our competitors used the event to sell against us. Finally, if our new installation backlog continues to contract, we will have less installation scheduling flexibility, which will expose our revenue stream to quarterly fluctuations if customers are not willing to take installation due to, for example, construction or equipment delays.

Net Sales and Revenue Recognition

We sell our products directly throughout the world and primarily in North America, Europe and the Asia Pacific countries. In addition, we use non-exclusive distributors to augment our direct sales efforts. Sales through distributors represented 13.5% of our total net sales in fiscal fiscal 2002, 8.0% in fiscal 2003 and 8.9% in fiscal 2004 all of which were sold through Siemens Medical Systems, Inc. Revenues from the sale of our products and services outside the United States accounted for $3.6 million, or 9.0%, of our net sales in fiscal 2002, $2.5 million, or 4.5%, of our net sales in fiscal 2003 and $4.5 million, or 6.5%, of our net sales in fiscal 2004. The variability in distributor sales as a percentage of net sales is attributable to a fluctuating growth rate in our direct sales as well as our distributors’ sales. We have signed agreements with other distributors, which have not yet generated sales.

We license our point-of-care, laboratory information management and registry software products. Our point-of-care and laboratory information management products are comprised of modules that process administrative, clinical, imaging and therapy delivery information. Our registry products aggregate data on patient outcomes for regulatory and corporate reporting purposes. Currently, a majority of our point-of-care and laboratory information software is licensed on a perpetual basis, and a majority of our registry sales is licensed on a term basis.

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

We record orders for products licensed on a perpetual basis upon the receipt of a signed purchase and license agreement, purchase order, and a substantial deposit. We record orders for products licensed on a term basis upon receipt of a signed purchase and license agreement, purchase order and a deposit typically equal to the first year’s fees. All contract deposits are held as a liability on our consolidated balance sheet as outlined in the terms and conditions set forth in the purchase and license agreement. Maintenance and support is recorded as deferred revenue upon the invoice date and held as a current liability on our consolidated balance sheet. Under the terms of the original purchase and license agreement, maintenance and support automatically renews on an annual basis unless the customer provides a written cancellation. We recognize revenue from these sales ratably over the underlying maintenance period.

For direct software sales licensed on a perpetual basis, we include one year of maintenance and support as part of the purchase price. Standard annual fees for maintenance and support after the first year equal 12% of the then current list price unless the customer negotiates other terms or service levels.

Our sales arrangements with customers frequently cover multiple products and services. Our revenue is subject to Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”) as further discussed in Note 2 to our consolidated financial statements. In approximately two-thirds of our arrangements, our customers request delivery and installation of our software products in one phase and we generally can recognize revenue when the software products have been installed and accepted by our customers. In the balance of our arrangements, our customers request that delivery and installation of our software products be delivered in multiple phases. Such multiple phased installations may be requested, for example, when the customer has not installed medical devices with which our software will interact. In those instances, revenue for the entire arrangement generally cannot be recognized until the last software product is installed and accepted. In a few instances, the customer may never request delivery of all the software products included in the arrangement. In those instances, revenue from the arrangement is recognized at the time we make the judgment based on sufficient competent evidence that it is remote that the customer will request delivery of the remaining undelivered software products, i.e., when they have been constructively canceled.

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

We recognize revenue from third-party products and related configuration and installation services sold with our licensed software upon acceptance by the customer. We recognize revenue from third-party products sold separately from our licensed software upon delivery. Third-party products represented 2.8% of our total net sales in fiscal 2004.

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

In December 2003, we added a pathology information management system to our suite of product offerings with the acquisition of certain assets of Tamtron Corporation from IMPATH Inc. Pathology information management systems involve significant implementation and customization efforts essential to the functionality of the related products. Accordingly, we recognize the license and professional consulting services generated through the sale of pathology management information systems using the percentage-of-completion method using labor hours incurred as prescribed by Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts.” The progress toward completion is measured based on labor hours incurred as compared to total estimated hours to complete. We account for a change in estimate in the period the change was identified. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated.

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

Cost of sales consists primarily of:

•	labor costs relating to the implementation, installation, training and application support of our point-of-care, laboratory, and registry software;

•	travel expenses incurred in the installation and training of our point-of-care and laboratory software;

•	direct expenses related to the purchase, shipment, installation and configuration of third-party hardware and software sold with our point-of-care and laboratory software;

•	continuing engineering expenses related to the maintenance of existing released software;

•	overhead attributed to our client services personnel; and

•	amortization of purchased technology.

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

Acquisitions

In April 2002, we purchased all the outstanding stock of Intellidata, Inc., or Intellidata, for $1.3 million in cash and acquisition costs of $129,000. The Intellidata acquisition added a laboratory information management capability to our product line, which is complementary to our oncology electronic medical record. We recorded the transaction using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” (“SFAS No. 141”). As a result of this transaction, we recorded an expense associated with the purchase of in-process research and development of $116,000, net tangible liabilities of $166,000 and goodwill and intangible assets of $1.4 million.

In December 2003, we completed the acquisition of certain assets and certain liabilities of Tamtron Corporation, or Tamtron, and Medical Registry Services, Inc., or MRS, the PowerPath® pathology information management and cancer registry information system businesses of IMPATH Inc. for total cash consideration of $22.0 million and approximately $516,000 of acquisition costs. We believe that our existing registry product offering along with the assets of MRS positions us as a leader in the market for data aggregation of cancer care information. We also believe that the addition of assets from Tamtron in the area of pathology information systems creates a more relevant and comprehensive product offering to its customers. The combination of both acquisitions allows us to better achieve our goal to provide a total solution that manages the complexity of cancer care throughout the spectrum of detection, diagnosis, treatment and follow-up. We recorded the transaction using the purchase method of accounting in accordance with SFAS No. 141. As a result of this transaction, we recorded an expense associated with the purchase of in-process research and development of $557,000, net tangible assets of $2.9 million, net tangible liabilities of $3.8 million, goodwill of $14.3 million and other intangible assets of $8.6 million.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill has not been amortized. Instead, we perform annual impairment assessments by applying a fair-value based test. The annual goodwill impairment test was completed during the first quarter of fiscal 2004, and it was determined that there was no impairment of goodwill at that time.

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

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated.

	Percentage of Net Sales
	Year Ended September 30,
	2002	2003	2004
Net sales:
Software license and other, net	63.5%	63.5%	57.4%
Maintenance and services	36.5	36.5	42.6

Total net sales	100.0	100.0	100.0

Cost of sales:
Software license and other, net	19.2	18.4	21.1
Maintenance and services	11.4	13.0	14.3
Amortization of purchased technology	0.5	0.4	1.8

Total cost of sales	31.1	31.8	37.2

Gross profit	68.9	68.2	62.8

Operating expenses:
Research and development	19.8	17.6	17.3
Sales and marketing	30.7	25.4	25.8
General and administrative	10.1	9.5	10.3
Write-off of purchased in-process research and development	0.3	—	0.8
Amortization of goodwill and other intangible assets	0.9	0.2	0.9

Total operating expenses	61.8	52.7	55.1

Operating income	7.1	15.5	7.7
Interest and other income, net	1.0	1.0	0.8

Income before provision for income taxes	8.1	16.5	8.5
Provision for income taxes	(2.4)	(5.7)	(2.8)

Net income	5.7%	10.8%	5.7%

Comparison of Years Ended September 30, 2004 and 2003

Net Sales.    Net sales increased 22.6% from $56.4 million in fiscal 2003 to $69.2 million in fiscal 2004 including $7.5 million related to the acquisition of Tamtron and MRS. Net software related sales increased 10.8% from $35.8 million in fiscal 2003 to $39.7 million in fiscal 2004. Registry system sales accounted for $3.3 million of the $3.9 million increase, sales of pathology lab information systems accounted for $1.8 million, sales of imaging products in oncology accounted for $784,000 partially offset by reductions in new product sales to existing customers in oncology of $1.2 million and sales of new systems in oncology of $837,000. Maintenance and services also increased 43.1% from $20.6 million in fiscal 2003 to $29.5 million in fiscal 2004. Maintenance and support contracts contributed $8.6 million of the $8.9 million increase and additional training and installation contributed $274,000. Our continued high customer retention on maintenance and support contracts, the general price increase, and expansion of our service offerings all contributed to the growth of maintenance and services as a percentage of net sales. For a discussion of deferred revenue, see Backlog below.

Cost of Sales.    Total cost of sales increased 43.6% from $17.9 million in fiscal 2003 to $25.7 million in fiscal 2004. Our gross margin decreased from 68.2% in fiscal 2003 to 62.8% in fiscal 2004.

Cost of sales relating to net software sales increased 41.6% from $10.3 million in fiscal 2003 to $14.6 million in fiscal 2004. Our gross margin associated with net software sales decreased from 71.1% in fiscal 2003 to 63.1% in fiscal 2004. The increase in expenses related to $3.5 million in employee related costs, $530,000 in travel expenses, $323,000 in implementation costs and $86,000 in telecommunication expenses partially offset by $158,000 reduction in supplies and materials expense. Cost of sales relating to maintenance and services increased 34.2% from $7.3 million in fiscal 2003 to $9.9 million in fiscal 2004. Our gross margin associated with maintenance and services increased from 64.3% in fiscal 2003 to 66.5% in fiscal 2004. The increase in expenses related to $1.3 million in continuing engineering costs, $1.2 million in employee related expenses and $97,000 in telephone costs partially offset by a reduction of $59,000 in supplies and materials expense and $19,000 in travel expenses. Fiscal 2003 was an investment year for our client services organization as we added significant headcount to our application support organization to augment domestic and international expansion plans. In fiscal 2004, we saw improvements in profitability related to the core maintenance and services revenue stream which was offset by increased expenses associated with the acquired pathology maintenance and service organization. In addition, amortization expense associated with purchased technology increased from $226,000 in fiscal 2003 to $1.2 million in fiscal 2004 due to the related acquisition of Tamtron and MRS.

Research and Development.    Research and development expenses increased 20.9% from $9.9 million in fiscal 2003 to $12.0 million in fiscal 2004. As a percentage of total net sales, research and development expenses decreased from 17.6% in fiscal 2003 to 17.3% in fiscal 2004. Additional engineering headcount and the associated personnel expenses were the primary factors for the increase in absolute dollars. The decrease as a percentage of total net sales in fiscal 2004 was due to increased net sales relative to research and development expenses.

Sales and Marketing.    Sales and marketing expenses increased 24.3% from $14.3 million in fiscal 2003 to $17.8 million in fiscal 2004. As a percentage of total net sales, sales and marketing expenses increased from 25.4% in fiscal 2003 to 25.8% in fiscal 2004. The increase in absolute dollars was primarily due to $2.9 million in employee related expenses, $416,000 in travel expenses, $311,000 in outside services, $191,000 in advertising, $177,000 in sponsorships, $94,000 in tradeshow expense and $65,000 in supplies and materials partially offset by a $751,000 reduction in commissions. Sales and marketing remained relatively constant as a percentage of total net sales in fiscal 2004 as compared fiscal 2003. The increase in absolute dollars in fiscal 2004 was primarily due to increases in international and the acquired sales forces offset by lower commission expense due to slower software license sales.

General and Administrative.    General and administrative expenses increased 32.5% from $5.3 million in fiscal 2003 to $7.1 million in fiscal 2004. As a percentage of total net sales, general and administrative expenses increased from 9.5% in fiscal 2003 to 10.3% in fiscal 2004. The increase in absolute dollars was primarily due to increases in professional fees of $923,000, a significant portion of which related to our two financial restatements in 2004, regulatory expenses of $569,000, maintenance expense of $144,000, travel expense of $54,000, contributions of $20,000 and other various operating expense of $25,000. The increase as a percentage of total net sales in fiscal 2004 was due in large part to the additional fees incurred for the two restatements in fiscal 2004.

In-Process Research and Development.    During fiscal 2004, we recorded a write-off of in-process research and development in the amount of $557,000 due to an analysis allocating the purchase price paid for certain intellectual property in that period. Tamtron and MRS were in the process of adding new functionality to its line of pathology information system and registry information system products and we believed there was sufficient risk in completing the technology to qualify the in-process research and development write-off. During fiscal 2003, we did not have any transactions that required an in-process research and development write-off.

Amortization of Goodwill and Other Intangible Assets.    Amortization expenses increased from $119,000 in fiscal 2003 to $648,000 in fiscal 2004. The primary cause of the increase in amortization expense in fiscal 2004 was related to the Tamtron and MRS acquisitions in December 2003. We still amortize certain intangible assets acquired from Intellidata in April 2002 as it relates to customer base and a covenant-not-to-compete. No goodwill amortization is included in amortization expense related to either transaction during fiscal 2004 or fiscal 2003.

Operating Income.    Operating income decreased 39.0% from $8.8 million in fiscal 2003 to $5.4 million in fiscal 2004. Operating income decreased due to lower net sales relative to the rate of increase in operating expenses in fiscal year 2004, acquisition related in-process write-offs and amortization of intangibles and restatement related professional fees.

Interest and Other Income, Net.    Interest and other income, net decreased 5.8% from $537,000 in fiscal 2003 to $506,000 in fiscal 2004. The decrease is related to lower cash balances due to our acquisition in December 2003 offset by increases in cash flow generated from operations in fiscal 2004.

Income Taxes.    Our effective tax rate decreased from 34.4% in fiscal 2003 to 32.5% in fiscal 2004. The decrease in the effective tax rate is due to decreased profitability partially offset by the benefits received from research and development tax credits.

Comparison of Years Ended September 30, 2003 and 2002

Net Sales.    Net sales increased 41.8% from $39.8 million in fiscal 2002 to $56.4 million in fiscal 2003. Net software related sales increased 41.8% to $35.8 million in fiscal 2003 from $25.3 million in fiscal 2002. New system sales in oncology accounted for $5.0 million of the $10.6 million increase, sales of imaging systems accounted for $3.1 million, sales of additional new products in oncology accounted for $2.3 million, with the remaining increase attributed to new sales in registry, urology and laboratory software. Maintenance and services also increased 41.7% from $14.5 million in fiscal 2002 to $20.6 million in fiscal 2003. Maintenance and support contracts contributed $5.7 million of the $6.1 million increase and additional training and installation contributed $358,000. Our continued high customer retention on maintenance and support contracts, the general price increase, and expansion of our service offerings all contributed to the growth of maintenance and services as a percentage of net sales. For a discussion of Deferred Revenue, see Backlog below.

Cost of Sales.    Total cost of sales increased 44.8% from $12.4 million in fiscal 2002 to $17.9 million in fiscal 2003. Our gross margin decreased from 68.9% in fiscal 2002 to 68.2% in fiscal 2003. Cost of sales relating to net software sales increased 35.3% from $7.6 million in fiscal 2002 to $10.3 million in fiscal 2003. Our gross margin associated with net software sales increased from 69.7% in fiscal 2002 to 71.1% in fiscal 2003. The increase in expenses related to $1.5 million in employee related costs, $805,000 in supplies and materials and $383,000 in implementation costs. Cost of sales relating to maintenance and services increased 61.8% from $4.5 million in fiscal 2002 to $7.3 million in fiscal 2003. Our gross margin associated with maintenance and services decreased from 68.7% in fiscal 2002 to 64.3% in fiscal 2003. The increase in expenses related to $1.4 million in employee related expenses, $635,000 in continuing engineering costs, $608,000 in telephone costs, $138,000 in travel expenses and $64,000 in supplies and materials. Fiscal 2003 was an investment year for our client services organization, and we added significant headcount to our application support organization domestically. We also established an installation and support infrastructure in Europe as part of our international expansion plans. Finally, we have begun implementing customers under our US Oncology contract who use our application service provider option out of our data center. During fiscal 2003, we deferred $206,000 in direct incremental travel expenses associated with software installation and training trips compared to $255,000 in fiscal 2002. We expect to recognize the deferred travel expenses once the associated product revenues are recognized. In addition, amortization expense associated with purchased technology increased 20.9% from $187,000 in fiscal 2002 to $226,000 in fiscal 2003.

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

Selected Quarterly Results of Operations

The following table sets forth unaudited financial data for each of our last eight quarters ended September 30, 2004. We believe all material adjustments necessary to present fairly the results of operations of the Company have been made. Operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Dec 31, 2002	Mar 31, 2003	Jun 30, 2003	Sep 30, 2003	Dec 31, 2003	Mar 31, 2004	Jun 30, 2004	Sep 30, 2004
	(in thousands except per share data)
Consolidated Statement of Operations Data:
Net sales	$10,952	$12,270	$17,119	$16,060	$15,432	$15,523	$19,335	$18,871
Cost of sales	3,775	4,070	4,847	5,223	5,263	6,364	6,840	7,257

Gross profit	7,177	8,200	12,272	10,837	10,169	9,159	12,495	11,614
Operating expenses	6,401	7,117	7,906	8,285	8,219	9,047	10,182	10,631

Operating income	776	1,083	4,366	2,552	1,950	112	2,313	983
Net income	559	801	2,959	1,787	1,404	144	1,614	794
Accretion of redeemable convertible preferred stock	(2,229)	—	—	—	—	—	—	—

Net income (loss) available to common stockholders	$(1,670)	$801	$2,959	$1,787	$1,404	$144	$1,614	$794

Net income (loss) per common share:
Basic	$(0.22)	$0.09	$0.31	$0.18	$0.14	$0.01	$0.16	$0.08

Diluted	$(0.22)	$0.08	$0.29	$0.18	$0.14	$0.01	$0.16	$0.08

Weighted-average shares used in computing net income (loss) per common share:
Basic	7,469	9,340	9,526	9,717	9,758	9,863	9,903	9,927

Diluted	7,469	9,913	10,050	10,208	10,240	10,315	10,275	10,197

Our operating results have fluctuated from quarter to quarter due to a variety of reasons. We discuss below some of the larger changes in various line items in the table above.

Net Sales.    During the first two fiscal quarters, our software license sales tend to decrease due to seasonality matters relating to our customers’ budgetary cycles. Our first fiscal quarter includes two major holiday seasons and a major industry trade show that affect nearly four weeks of the quarter, resulting in less time for us to perform the implementation necessary to recognize software revenues. The last two fiscal quarters typically generate higher net sales. The application of software revenue recognition related to multi-element arrangements may cause quarterly net sales to fluctuate outside of any historical seasonal patterns.

Cost of Sales.    A significant portion of cost of sales is fixed since our delivery and installation process is dependent on headcount. As much of the labor and indirect expense associated with software installations related to systems for which revenue has been deferred are not matched with the revenue recognition of software included in those systems, cost of sales does not display a clear and predictable seasonal pattern. In the quarters ended March 31, 2004 and beyond, amortization of purchased technology increased due to the acquisitions Tamtron and MRS, which resulted in a lower gross income margin for the remaining quarters of fiscal 2004.

Operating Expenses.    Operating expenses tend to be higher as a percentage of total net sales in the first quarter ending December 31 of each fiscal year due to the seasonal impact affecting recognition of revenue for our software sales in the same quarter. In addition, the most significant trade show that we attend occurs within the quarter ending December 31, which increases our sales and marketing expenses. In the quarter ended December 31, 2003, we wrote off $557,000 of purchased in-process research and development, which also resulted in a net income margin for the quarter lower than normal.

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

The components of backlog as of September 30, 2004 and 2003 are as follows (amounts in thousands):

	September 30,
	2004	2003
Customer deposits	$10,957	$11,096
Deferred software license revenue	17,234	13,802
Other deferred revenue	23,863	13,750
Unearned revenue	31,326	27,745

Total backlog	$83,380	$66,393

Total backlog increased 25.6% from $66.4 at September 30, 2003 to $83.4 million at September 30, 2004. We expect to recognize approximately $79.3 million of our backlog during fiscal 2005 with the remaining portion to be completed in subsequent periods. During 2004, bookings in our domestic core oncology point-of-care business were flat, but improved in the fourth quarter. We do not have enough data to determine whether this improvement is a trend in order backlog. We cannot assure you that contracts included in backlog will generate the specified revenues or that these revenues will be fully recognized within the specified time periods.

Deferred revenue increased $13.5 million to $41.1 million at September 30, 2004 from $27.6 million at September 30, 2003. Of the increase in absolute dollars, deferred oncology software license revenue and the related deferred maintenance and support contributed $7.2 million of the increase. The remaining $6.3 million increase relates to other deferred revenue for $2.4 million in pathology license revenue, $2.4 million of registry license revenue and $1.5 million in pathology post-contract maintenance and support.

Seasonality

Historically we have experienced a seasonal pattern in our revenues, with our first two quarters typically having the lowest revenues followed by increasing revenue growth in the subsequent quarters of our fiscal year. Although our seasonality is less pronounced subsequent to the revenue restatements, we believe the seasonality of our revenue continues to be influenced by the year end of many of our customers’ budgetary cycles. As much of the labor and indirect expense associated with software systems for which revenue has been deferred are not matched with the subsequent revenue recognition, net income does not display a clear and predictable seasonal pattern.

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

Liquidity and Capital Resources

We have financed our operations since inception primarily through cash from operating activities and a $4.0 million private placement of equity in 1996. In November 2002, we completed our initial public offering and raised net proceeds of $24.3 million and in May 2003, we completed a secondary public offering and raised net proceeds of $3.2 million. Cash, cash equivalents and available-for-sale securities were $27.0 million at September 30, 2002, $67.8 million at September 30, 2003 and $58.3 million at September 30, 2004.

Net cash provided by operating activities was $12.1 million in fiscal 2002, $13.6 million in fiscal 2003 and $14.1 million in fiscal 2004. For fiscal 2002, 2003 and 2004 cash provided by operating activities was primarily attributable to net income after adjustment for non-cash charges relating to depreciation, amortization and the provision for doubtful accounts. Increases in customer deposits, accrued liabilities and deferred revenue, partially offset by increases in prepaid expenses and other current assets, also contributed to cash provided by operating activities in fiscal 2002 and fiscal 2003. Increases in deferred revenue, tax benefits from employee stock options, income tax payable and decreases in unbilled accounts receivable partially offset by increases in accounts receivable, prepaid expenses and decreases in accounts payable and accrued liabilities also contributed to cash provided by operating activities in fiscal 2004. We incurred non-cash charges related to write-offs of in-process research and development of $116,000 in fiscal 2002 and $557,000 in fiscal 2004.

During the past three years, we have aimed to improve the productivity of our accounts receivable. In determining average days sales outstanding and accounts receivable turnover, we use our gross annual invoicing and gross accounts receivable balances in each calculation as we believe this provides a more conservative and relevant measurement basis due to the significance of our deferred revenue. Our accounts receivable turnover decreased from 6.0 in fiscal 2002, to 5.5 for fiscal 2003 and to 4.5 in fiscal 2004. Our days sales outstanding increased from 59 at September 30, 2002, to 66 at September 30, 2003 and to 80 at September 30, 2004. We believe that the overall increase in sales for fiscal 2004 and the additional receivables acquired from Tamtron and MRS as compared to fiscal 2003 has impacted the calculation of accounts receivable turnover and days sales outstanding ratios. We continue our efforts to improve collections by increasing appropriate staffing levels, formalizing escalation procedures and improving internal communications. Revenue is only recognized when all of the criteria for revenue recognition have been met, which is upon acceptance and invoicing of the final balance of the fee unless the invoice has payment terms extending longer than 60 days. Any invoice that has payment terms longer than 60 days is considered to have extended payment terms and is not recognized as a receivable or revenue until it is due and payable.

Net cash used in investing activities was $1.2 million in fiscal 2002, $8.2 million in fiscal 2003 and $19.1 million in fiscal 2004. In fiscal 2002, cash used in investing activities was attributed to payments of $1.4 million and $500,000 relating to the acquisitions of Intellidata and MC2, respectively, and payments of $1.2 million to acquire property and equipment, partially offset by net proceeds from sales and maturities of available-for-sale securities of $1.9 million. In fiscal 2003, cash used in investing activities was primarily due to $2.1 million in property and equipment expenditures for office expansions and to support the application service provider agreement with US Oncology and net purchases of available-for-sale securities of $6.2 million due to increased cash investment activity after our initial and secondary public offerings. In fiscal 2004, cash used in investing activities was primarily due to $2.5 million in property and equipment expenditures and $22.5 million for the acquisition of Tamtron and MRS partially offset by net maturities of available-for-sale securities of $5.9 million.

Net cash provided by financing activities was $115,000 in fiscal 2002, $29.2 million in fiscal 2003 and $1.6 million in fiscal 2004. Cash provided by financing activities in fiscal 2002 resulted from proceeds received from the issuance of common stock of $193,000, partially offset by lease payments of $57,000 and by the repurchase of common stock of $21,000. In November 2002, we completed our initial public offering and raised net proceeds of approximately $24.3 million and in May 2003, we completed a secondary public offering and raised net proceeds of approximately $3.2 million. Option exercise activity increased after the initial public offering, and we raised an additional $2.5 million through employee stock option exercises, including stock issued under the Employee Stock Purchase Plan, during fiscal 2003. Cash provided by operating activities for fiscal 2003 was partially offset by capital lease payments of $67,000. In fiscal 2004, cash provided by financing activities was primarily attributable to proceeds from the issuance of common shares of $1.8 million partially offset by capital lease payments of $195,000.

The following table describes our commitments to settle contractual obligations in cash not recorded on the balance sheet as of September 30, 2004 (in thousands). The telecommunications contracts with AT&T include wireless, frame-relay, voice/data and internet transport services.

Fiscal Year	Property Leases	Operating Leases	Telecommunications Contracts	Other Obligations	Total Future Obligations
Less than one year	$3,065	$50	$1,299	$200	$4,614
One to three years	3,811	44	2,130	100	6,085

	$6,876	$94	$3,429	$300	$10,699

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, in January 2003, and a revised interpretation of FIN No. 46 (“FIN No. 46-R”) in December 2003. FIN No. 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN No. 46 were effective immediately for all arrangements entered into after January 31, 2003. We have not invested in any entities that we believe are VIEs for which we are the primary beneficiary. We are required to adopt the provisions of FIN No. 46-R on October 1, 2004 for arrangements entered into prior to February 1, 2003 and apply it to future arrangements. We do not expect the adoption of FIN No. 46-R to have an impact on our consolidated financial position, results of operations or cash flows.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method or the equity method. The recognition and measurement guidance is applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15,

2004. In September 2004, the EITF delayed the requirement to record impairment losses under EITF 03-01 until new guidance is issued. The adoption of this consensus on the recognition and measurement guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2004, the FASB issued a proposed Statement, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB 25 and would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of earnings. The proposed Statement would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption, plus unvested awards at the date of adoption, be expensed over the applicable vesting period. The recommended effective date of the proposed Statement for public companies is for all quarters beginning after June 15, 2005. We are currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

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

Revenue Recognition

Statement of Position No. 97-2 generally requires that revenue earned on software arrangements involving multiple elements be allocated to each element based on vendor-specific objective evidence of fair value. For hardware transactions where no software is involved, we apply the provisions of Staff Accounting Bulletin 104 “Revenue Recognition.” As discussed below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amounts and timing of our revenue for any period if our management made different judgments or utilized different estimates.

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

Goodwill, Intangible and Other Long-Lived Assets

In June 2001, FASB issued SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires the purchase method of accounting for all business combinations after June 30, 2001 and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. We have applied SFAS No. 141 in our allocation of the purchase price of the Intellidata and Tamtron and MRS acquisitions. Accordingly, we have identified and allocated a value to goodwill and other intangibles based on our judgment. SFAS No. 142 requires that goodwill and other intangibles determined to have an indefinite life are no longer to be amortized but are to be tested for impairment at least annually. We adopted SFAS No. 142 as of October 1, 2002. We evaluate goodwill for impairment on an annual basis in the first quarter of our fiscal year and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. We will also evaluate other intangible assets for impairment when impairment indicators are identified. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. These estimates include forecasted revenues, which are inherently difficult to predict. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. Historically, intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Property, equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue.

Risk Factors Affecting Financial Performance

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

If any of the events described below were to occur, our business, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected. When we say below that something could or will have a material adverse effect on us, we mean that it could or will have one or more of these effects. In any such case, the price of our common stock could decline, and you could lose all or part of your investment in our company.

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

The majority of our sales have been into the radiation oncology market. If we are unable to expand outside the radiation oncology market or expand into international markets, our ability to grow will be limited.

Sales of our products into the radiation oncology market in the United States, including maintenance and services, represented approximately 67.0% of our net sales in the fiscal year ended September 30, 2004. Many of the largest radiation oncology facilities and practices in the United States have previously purchased our systems. In 2004, we have experienced softness in bookings in our core oncology point-of-care business. To sustain our growth, we must expand our radiation oncology sales outside the United States and increase our sales outside of the radiation oncology market. We have expanded our product offerings domestically to address medical oncology, hospital and central cancer registry data aggregation and reporting, and recently, laboratory information systems and pathology. However, we may not be successful selling our products in international radiation oncology markets, or marketing our products in new markets.

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

Our ability to design systems that integrate applications, devices and information systems has been a key to our success in the radiation oncology market. Our competitors include manufacturers of radiation oncology equipment. The three major linear accelerator manufacturers have introduced “next generation” devices in 2004, which will have new operator front-ends and require new integration strategies. We have been in the process of developing our next generation of connectivity options and expect them to be ready for clinical use in early calendar 2005. If these manufacturers were to deny us access to new device interfaces, we would lose one of our key competitive advantages and our sales would be adversely impacted. In addition, we don’t know whether our new products will be accepted in the marketplace or whether they will generate revenues and margins comparable to our current products.

Our ability to recognize income is dependent upon the terms of our customer agreements and any change in these terms could delay our ability to recognize revenue, which could reduce our operating income.

Our ability to recognize income is heavily influenced by the terms of our customer contracts. Many of our contracts involve multiple software elements, which may be installed over several years. Under Statement of Position 97-2, ”Software Revenue Recognition”, we may be unable to recognize revenue under these multiple element software contracts even when certain elements have been delivered, installed, accepted and paid for by our customer if other elements under the contract remain undelivered. In addition, changes in our contracting process due to customer demand could impact our ability to recognize revenue. For example, a customer may request that a contract for a new radiation oncology IT system also include a software module that connects with a third party hardware device still under development. In this situation, we may not be able to recognize the revenue relating to the oncology IT system once it has been installed and paid for by the customer until the third party hardware is later delivered. Similarly, if a contract requires that we provide the customer with our new MOSAIQ software when it is released, we may be required to defer recognition of revenue related to products previously delivered. As a result, our revenues may not reflect the underlying performance of business. This inability to recognize revenue under certain contracts may also cause our operating income to fluctuate significantly from quarter to quarter, which could impact our stock price.

We operate in an intensely competitive market that includes companies that have greater financial, technical and marketing resources than we do, and companies who bundle their software with hardware sales at little or no additional cost, which makes it harder for us to sell our systems.

We operate in a market that is intensely competitive. Our principal oncology competitor is Varian Medical Systems, Inc. We also face competition from providers of enterprise level healthcare information systems, practice management systems, general decision support and database systems and other segment-specific software applications. In addition, although we have cooperative strategic arrangements with Siemens Medical Systems, Inc., Elekta AB and other companies for the sale of some of our products, these companies also compete with us on the sale of some of our products. A number of existing and potential competitors are more established than we are and have greater name recognition and financial, technical and marketing resources than we do.

Our most significant competitors also manufacture radiation oncology devices and other equipment used by healthcare providers who may be our potential customers. These particular competitors pose a competitive risk for us because they market their software with their hardware products as a bundled solution at little or no additional cost, which could enhance their ability to meet a potential customer’s needs. In recent quarters, this bundling practice has been intensified, placing us at a pricing disadvantage. As a result, to make a sale, we must convince potential customers that our products are sufficiently superior to the software offered by the medical device manufacturer to justify the additional costs of purchasing our products. In addition, our most significant radiation oncology competitor recently acquired a medical oncology software company, which may make it a more effective competitor. We also expect that competition will continue to increase, particularly if enterprise level healthcare software providers, such as Cerner Corporation and Eclipsys Corporation, choose to focus on the oncology market. As a result of increased competition, we may need to reduce the price of our products and services, and we may experience reduced gross margins or loss of market share, any one of which could significantly reduce our future revenues and operating results.

A decline in spending for healthcare information technology and services may result in less demand for our products and services, which could adversely affect our financial results.

The purchase of our products and services involves a significant financial commitment by our customers. The cost of our systems typically ranges from $75,000 to more than $500,000. At the same time, the healthcare industry faces significant financial pressures that could adversely affect overall spending on healthcare information technology and services. For example, the Balanced Budget Act of 1997 significantly reduced Medicare reimbursements to hospitals, leaving them less money to invest in infrastructure. To date in 2004, we estimate that reimbursements in the radiation oncology segment have decreased by approximately 10%. In 2005, some models suggest a net increase in reimbursement for radiation oncology services based on figures release from the Center for Medicare and Medicaid Services, or CMS. Drug reimbursement in the medical oncology segment is expected to decrease in 2005. CMS has estimated that reimbursement for medical oncologists may decrease 6% this year depending on utilization. Moreover, a general economic decline or further reductions in Medicare reimbursements to hospitals and private practices could cause providers to reduce or eliminate information technology-related spending. If spending for healthcare information technology and services declines or increases slower than we anticipate, demand for our products and services could decline, adversely affecting the prices we may charge.

Changing customer requirements could decrease the demand for our products, which could harm our business and adversely affect our revenues.

The market for our products and services is characterized by rapidly changing technologies, evolving industry standards and new product introductions and enhancements that may render existing products obsolete or less competitive. For example, the three major linear accelerator manufacturers have introduced “next generation” devices in 2004, which have new operator front-ends and require new integration strategies. As a result, our position in the healthcare information technology market could erode rapidly due to these changes in the features, functions or pricing of competing products. Our future success will depend in part on our ability to enhance our existing products and services and to develop and introduce new products and services to meet changing customer requirements. We have been in the process of developing our next generation of connectivity options and expect them to be ready for clinical use in early calendar 2005. We don’t know; however, whether our new products will be accepted in the marketplace or whether they will generate revenues and margins comparable to our current products.

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

Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with accounting principles generally accepted in the United States of America, our stock price and our competitiveness in the employee marketplace.

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

To successfully market and sell our products both in the United States and in foreign markets, we have developed relationships with distributors and leading oncology equipment manufacturers, including Siemens Medical Systems, Inc and, more recently, Elekta AB. Sales to Siemens represented 8.9% of our net sales in fiscal 2004, 8.0% in fiscal 2003 and 13.5% in fiscal 2002. We rely on these collaborative relationships to augment our direct sales efforts and maintain market access to potential customers, particularly in Europe and Asia, and our business strategy includes entering into additional third-party relationships in the future. Some of these manufacturers and distributors also produce or distribute products that directly compete with our core products.

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

Sales of our IT systems to medical oncologists, who treat cancer through the infusion of chemotherapy agents, represent a small but growing portion of our current revenue and an opportunity for future growth. The Centers for Medicare and Medicaid Services, or CMS, which regulates payment rates for drugs and services reimbursed under Medicare Part B, including chemotherapy drugs and services, has indicated that it will reduce the charges reimbursed for chemotherapy agents in 2005. While there is not necessarily a direct correlation between provider revenue and IT spending, a significant decease in the Part B reimbursement could negatively influence an oncologist’s willingness to invest in new systems. If these Medicare reforms result in reduced IT spending by oncologists, our growth opportunities could be adversely impacted.

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

In addition to our domestic operations, we currently conduct sales, marketing and service activities in other countries in North America, Europe and the Asia Pacific. Our international operations pose risks that include:

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

Our common stock has been traded on a public market for approximately twenty-four months. Since our initial public offering in November 2002, the closing sales price of our common stock has ranged from a low of $11.64 to a high of $27.88. A number of factors will continue to influence the market price for the common stock following this offering, including:

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

As of December 10, 2004, our executive officers and directors, and persons and entities affiliated with directors, beneficially own approximately 33.3% of our common stock. These stockholders, acting together, will have the ability to significantly influence all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. A significant concentration of share ownership can adversely affect the trading price for our common stock because investors often discount the value of stock in companies that have controlling stockholders. Furthermore, the concentration of ownership in our company could delay, defer or prevent a merger or consolidation, takeover or other business combination that could be favorable to you.

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

We have operated mainly in the United States and greater than 95% of our sales were made in U.S. dollars in each of the last three fiscal years. Accordingly, we have not had any material exposure to foreign currency rate fluctuations. Currently, all of our international distributors denominate all transactions in U.S. dollars. However, as we sell to customers in the United Kingdom and Europe through our UK subsidiary a majority of those sales may be denominated in euros or pounds sterling. The functional currency of our UK subsidiary is pounds sterling. Thus, exchange rate fluctuations between the euro and pounds sterling will be recognized in the statements of operations as these foreign denominated sales are remeasured by our UK subsidiary. As exchange rate fluctuations occur between pounds sterling and the U.S. dollar, these fluctuations will be recorded as cumulative translation adjustments within stockholders’ equity as a component of accumulated other comprehensive income (loss) as our UK subsidiary is translated into U.S. dollars for consolidation purposes.

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

IMPAC Medical Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of IMPAC Medical Systems, Inc. and its subsidiaries (the “Company”) as of September 30, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in Item 15(a)(2). The consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IMPAC Medical Systems, Inc. and its subsidiaries as of September 30, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    BURR, PILGER & MAYER LLP

Palo Alto, California

December 6, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

IMPAC Medical Systems, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of IMPAC Medical Systems, Inc. and its subsidiaries (the “Company”) at September 30, 2003, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 3 to the accompanying consolidated financial statements, effective October 1, 2002 the Company changed its method for accounting for goodwill and intangible assets.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

October 13, 2004

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$57,979	$54,605
Available-for-sale securities	7,052	115
Accounts receivable, net of allowance for doubtful accounts of $355 in 2003 and $487 in 2004	12,100	16,850
Unbilled accounts receivable	—	696
Inventories	66	115
Deferred income taxes, net	6,400	7,630
Income tax refund receivable	339	—
Prepaid expenses and other current assets	4,691	4,879

Total current assets	88,627	84,890
Available-for-sale securities	2,719	3,574
Property and equipment, net	3,573	4,367
Deferred income taxes	883	1,247
Goodwill	1,227	15,509
Other intangible assets, net	918	7,692
Other assets	459	481

Total assets	$98,406	$117,760

Liabilities, Common Stock Subject to Rescission Rights and Stockholders’ Equity
Current liabilities:
Customer deposits	$10,864	$10,655
Accounts payable	400	334
Accrued liabilities	5,222	4,128
Income taxes payable	2,353	3,082
Deferred revenue	27,552	41,023
Capital lease obligations, current portion	74	—

Total current liabilities	46,465	59,222
Customer deposits	232	302
Deferred revenue	—	74
Capital lease obligations, less current portion	41	—

Total liabilities	46,738	59,598

Commitments and Contingencies (Note 4)
Common stock subject to rescission rights:
Issued and outstanding: 6,500 shares in 2003 and none in 2004	98	—

Stockholders’ equity:
Preferred stock, par value: $0.001 per share
Authorized: 5,000,000 shares in 2003 and 2004
Issued and outstanding: none in 2003 and 2004	—	—
Common stock, par value: $0.001 per share
Authorized: 60,000,000 shares in 2003 and 2004
Issued and outstanding: 9,719,749 shares in 2003 and 9,929,988 shares in 2004	10	10
Additional paid-in capital	47,792	50,431
Accumulated other comprehensive loss	(16)	(19)
Retained earnings	3,784	7,740

Total stockholders’ equity	51,570	58,162

Total liabilities, common stock subject to rescission rights and stockholders’ equity	$98,406	$117,760

The accompanying notes are an integral part of these consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended September 30,
	2002	2003	2004
Net sales:
Software license and other, net	$25,252	$35,819	$39,696
Maintenance and services	14,532	20,589	29,465

Total net sales	39,784	56,408	69,161

Cost of sales:
Software license and other, net	7,641	10,341	14,646
Maintenance and services	4,543	7,349	9,862
Amortization of purchased technology	187	226	1,216

Total cost of sales	12,371	17,916	25,724

Gross profit	27,413	38,492	43,437

Operating expenses:
Research and development	7,841	9,898	11,963
Sales and marketing	12,231	14,344	17,826
General and administrative	4,017	5,348	7,085
Write-off of purchased in-process research and development	116	—	557
Amortization of goodwill and other intangible assets	375	119	648

Total operating expenses	24,580	29,709	38,079

Operating income	2,833	8,783	5,358
Interest expense	(28)	(35)	(4)
Interest and other income	417	572	510

Income before provision for income taxes	3,222	9,320	5,864
Provision for income taxes	(945)	(3,208)	(1,908)

Net income	2,277	6,112	3,956
Accretion of redeemable convertible preferred stock	(8,550)	(2,229)	—

Net income (loss) available to common stockholders	$(6,273)	$3,883	$3,956

Net income (loss) per common share:
Basic	$(1.04)	$0.43	$0.40

Diluted	$(1.04)	$0.40	$0.39

Weighted-average shares used in computing net income (loss) per common share:
Basic	6,042	9,010	9,863

Diluted	6,042	9,741	10,269

The accompanying notes are an integral part of these consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2002, 2003 and 2004

(in thousands except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balances, October 1, 2001	6,020,433	$6	$904	$43	$6,192	$7,145
Issuance of common stock through exercise of options	55,431	—	194	—	—	194
Repurchase of common stock	(3,000)	—	(4)	—	(18)	(22)
Stock-based compensation	—	—	50	—	—	50
Changes in unrealized gain (loss) on available-for-sale securities	—	—	—	(44)	—	(44)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	(8,550)	(8,550)
Net income	—	—	—	—	2,277	2,277

Balances, September 30, 2002	6,072,864	6	1,144	(1)	(99)	1,050
Issuance of common stock through exercise of options and ESPP (including tax benefit of $787)	339,995	1	2,483	—	—	2,484
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	(2,229)	(2,229)
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	1,238,390	1	16,717	—	—	16,718
Issuance of common stock in connection with initial public offering, net of issuance costs of $1,816	1,875,000	2	24,339	—	—	24,341
Reclassification of common stock into common stock subject to rescission rights	(6,500)	—	(98)	—	—	(98)
Issuance of common stock in connection with secondary offering, net of issuance costs of $384	200,000	—	3,207	—	—	3,207
Changes in unrealized gain (loss) on available-for-sale securities	—	—	—	30	—	30
Foreign currency translation	—	—	—	(45)	—	(45)
Net income	—	—	—	—	6,112	6,112

Balances, September 30, 2003	9,719,749	10	47,792	(16)	3,784	51,570
Issuance of common stock through exercise of options and ESPP (including tax benefit of $759), net	203,739	—	2,541	—	—	2,541
Reclassification of common stock subject to rescission rights into common stock	6,500	—	98			98
Changes in unrealized gain (loss) on available-for-sale securities	—	—	—	(44)	—	(44)
Foreign currency translation	—	—	—	41	—	41
Net income	—	—	—	—	3,956	3,956

Balances, September 30, 2004	9,929,988	$10	$50,431	$(19)	$7,740	$58,162

The accompanying notes are an integral part of these consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2002	2003	2004
Cash flows from operating activities:
Net income	$2,277	$6,112	$3,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,313	1,702	2,028
Amortization of goodwill and other intangible assets	562	345	1,864
Accretion of available-for-sale securities	—	—	118
Write-off of purchased in-process research and development	116	—	557
Provision for doubtful accounts	151	150	132
Deferred income taxes	(1,985)	(2,082)	(1,614)
Loss on disposal of property and equipment	—	83	10
Gain on sale of investment	(8)	—	—
Stock-based compensation	50	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,288)	(4,189)	(3,421)
Unbilled accounts receivable	—	—	330
Inventories	(51)	20	(49)
Prepaid expenses and other current assets	(2,080)	(188)	(172)
Other assets	(3)	(114)	15
Customer deposits	2,866	1,205	(140)
Accounts payable	(200)	(472)	(531)
Accrued liabilities	1,152	1,979	(629)
Income tax payable/refund receivable	1,503	750	1,068
Tax benefits from employee stock options	—	787	759
Deferred revenue	7,726	7,516	9,833

Net cash provided by operating activities	12,101	13,604	14,114

Cash flows from investing activities:
Acquisition of property and equipment	(1,249)	(2,142)	(2,517)
Proceeds from disposal of property and equipment	—	163	—
Payments for MC2 acquisition, net of cash acquired of $2	(500)	—	—
Payments for Intellidata acquisition, net of cash acquired of $7	(1,422)	—	—
Payments for Tamtron/MRS acquisition	—	—	(22,516)
Proceeds from sale of investment	44	—	—
Purchases of available-for-sale securities	(11,463)	(84,015)	(1,076)
Proceeds from sales of available-for-sale securities	10,415	71,617	6,895
Proceeds from maturities of available-for-sale securities	2,933	6,198	100

Net cash used in investing activities	(1,242)	(8,179)	(19,114)

Cash flows from financing activities:
Principal payments on capital leases	(57)	(67)	(195)
Proceeds from the issuance of common stock, net	193	29,245	1,782
Repurchase of common stock	(21)	—	—

Net cash provided by financing activities	115	29,178	1,587

Net increase (decrease) in cash and cash equivalents	10,974	34,603	(3,413)
Effect of exchange rates on cash	2	(56)	39
Cash and cash equivalents at beginning of year	12,456	23,432	57,979

Cash and cash equivalents at end of year	$23,432	$57,979	$54,605

Supplemental non-cash activities:
Accretion to redemption value of redeemable convertible preferred stock	$8,550	$2,229	$—

Conversion of redeemable convertible preferred stock into common stock	$—	$16,718	$—

Cash paid during the period for:
Income taxes	$1,420	$4,564	$2,054

Interest	$28	$34	$4

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

Note 2—Summary of Significant Accounting Policies:

Basis of consolidation and foreign currency translation

The Company’s consolidated financial statements for the years ended September 30, 2002, 2003 and 2004 include IMPAC Global Systems, Inc., a wholly owned subsidiary incorporated in the state of Delaware in October 2001 and IMPAC Medical Systems Limited (formally IMPAC Global Systems UK Limited), a wholly owned subsidiary incorporated in the United Kingdom in January 2002. The Company’s consolidated financial statements for the year ended September 30, 2004 also includes IMPAC Medical Systems Pty Limited, a wholly owned subsidiary incorporated in Australia in January 2004. All intercompany balances and transactions have been eliminated.

The Company’s international subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts at average exchange rates during the period. Resulting translation adjustments are recorded directly to accumulated other comprehensive income (loss).

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

Fair value of financial instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities and other liabilities, approximate fair value due to their short maturities. The estimated fair value for marketable securities, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

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

Accounts receivable / Allowance for doubtful accounts

Accounts receivable are stated at net realizable value. The allowance for doubtful accounts is calculated based on a percentage of license revenue and considering accounts specifically identified as doubtful. Accounts receivable that the Company specifically estimates to be doubtful, based upon the age of the receivable, the results of collection efforts or other circumstances are reserved for in the allowance for doubtful accounts until they are collected or written-off. Uncollectible receivables are recorded as bad debt expense when all efforts to collect them have been exhausted and recoveries are recognized when they are received. Historically, uncollectible accounts have been insignificant and within the Company’s expectations.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. As of September 30, 2003 and 2004, inventories are entirely comprised of finished goods.

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

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

the costs and related accumulated depreciation or amortization are removed from the balance sheet, and the resulting gain or loss is reflected in operations. Repair and maintenance costs are charged to expense as incurred.

Goodwill and other intangible assets

Goodwill and other intangible assets, including customer lists and acquired workforce, are stated at cost and were amortized on a straight-line basis over their estimated useful lives of generally two to five years. Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and other Intangible Assets.” In accordance with SFAS No. 142, the Company has ceased amortizing goodwill and instead performs an assessment for impairment at least annually, during the first quarter of the fiscal year, by applying a fair-value-based test.

The Company has also reclassified the unamortized balance of acquired workforce to goodwill. Accordingly, no goodwill or acquired workforce amortization was recognized during the years ended September 30, 2003 and 2004. The provisions of SFAS No. 142 also required the completion of a transitional impairment test within 12 months of adoption, with any impairment treated as a cumulative effect of change in accounting principle. During the first quarter of 2003, the Company completed the transitional impairment test, which did not result in impairment of recorded goodwill.

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

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

purchase and license agreement, which are classified as customer deposit liabilities on the Company’s consolidated balance sheet.

The Company accounts for sales of software and maintenance revenue under the provisions of Statement of Position 97-2, (“SOP 97-2”), “Software Revenue Recognition,” as amended. SOP 97-2 requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor-specific objective evidence (“VSOE”) of the fair value of the delivered and/or undelivered elements. For hardware transactions where no software is involved, the Company applies the provisions of Staff Accounting Bulletin 104 “Revenue Recognition.” Hardware transactions represented 3.5% of the Company’s total net sales in fiscal 2002, 3.7% in fiscal 2003 and 3.7% in fiscal 2004.

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

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

In December 2003, the Company added a pathology information management system to its suite of product offerings with the acquisition of certain assets of Tamtron Corporation from IMPATH Inc. (see Note 8). Pathology information management systems involve significant implementation and customization efforts essential to the functionality of the related products. Accordingly, the Company recognizes the license and professional consulting services generated through the sale of pathology management information systems using the percentage-of-completion method using labor hours incurred as prescribed by SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts.” The progress toward completion is measured based on labor hours incurred as compared to total estimated hours to complete. The Company accounts for a change in estimate in the period the change was identified. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated.

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

Advertising costs

Advertising costs, included in sales and marketing expenses, are expensed as incurred. Advertising costs for the years ended September 30, 2002, 2003 and 2004 were $267,000, $351,000 and $542,000, respectively.

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

Had compensation costs been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net income (loss) available to common

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

stockholders and pro forma net income (loss) per common share, basic and diluted, would have been as follows (in thousands, except per share data):

	Years Ended September 30,
	2002	2003	2004
Net income (loss) available to common stockholders:
As reported	$(6,273)	$3,883	$3,956
Add stock-based compensation included in reported net loss available to common stockholders	50	—	—
Less stock-based compensation cost under a fair value method	(218)	(716)	(1,119)

Pro forma net income (loss) available to common stockholders	$(6,441)	$3,167	$2,837

Net income (loss) per common share:
Basic:
As reported	$(1.04)	$0.43	$0.40

Pro forma	$(1.07)	$0.35	$0.29

Diluted:
As reported	$(1.04)	$0.40	$0.39

Pro forma	$(1.07)	$0.33	$0.28

The Company calculated the fair value of equity instruments issued under the ESPP and stock option plans on the grant date using the Black-Scholes model as prescribed by SFAS No. 123 with the following assumptions:

Employee Stock Purchase Plan

Year Ended September 30, 2004
Risk-free interest rate	1.02%
Volatility	45.3%–49.1%
Expected average life	4 months
Expected dividends	—

Stock Option Plans

Years Ended September 30,
	2002	2003	2004
Risk-free interest rate	4.0%–4.6%	2.5%–3.0%	2.4%–3.5%
Volatility	—	71.3%–72.6%	67.3%–71.0%
Expected average life	4 years	4 years	4 years
Expected dividends	—	—	—

The risk-free interest rate was calculated in accordance with the grant date and the expected life of the options is the vesting period for the fiscal years ended 2002, 2003 and 2004.

The weighted-average grant date fair value per share of options granted during the years ended September 30, 2002, 2003 and 2004 was $1.90, $11.76 and $8.34, respectively. The weighted-average grant date

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

fair value per share for shares issued under the ESPP during the years ended September 30, 2003 and 2004 was $6.01 and $6.40, respectively.

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

During fiscal year 2002, one customer accounted for approximately 13.5% of total net sales. No customer accounted for more than 10% of total net sales during fiscal years 2003 and 2004. No customer accounted for more than 10% of total accounts receivable at September 30, 2003 and 2004.

The Company maintains allowances for potential credit losses and such losses have been within the Company’s expectations.

Segments

The Company operates in one segment, using one measurement of profitability to manage its business. As of September 30, 2003 and 2004, 99.5% and 98.6%, respectively, of long-lived assets are maintained in the United States of America. During the years ended September 30, 2002, 2003 and 2004, sales to international customers accounted for 9.0%, 4.5% and 6.5% of total net sales, respectively.

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

A reconciliation of the numerator and denominator used in the basic and diluted net income (loss) per share follows (in thousands):

	Years Ended September 30,
	2002	2003	2004
Numerator:
Net income	$2,277	$6,112	$3,956
Accretion of redeemable convertible preferred stock	(8,550)	(2,229)	—

Net income (loss) available to common stockholders	$(6,273)	$3,883	$3,956

Denominator:
Weighted-average shares used in computing basic net income (loss) per common share	6,042	9,010	9,863
Dilutive effect of options to purchase shares	—	558	406
Dilutive effect of redeemable convertible preferred stock	—	173	—

Weighted-average shares used in computing diluted net income (loss) per common share	6,042	9,741	10,269

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following outstanding options and redeemable convertible preferred stock were excluded from the computation of diluted net income (loss) per share as they had an antidilutive effect:

	September 30,
	2002	2003	2004
Options to purchase common stock	1,034,117	34,027	125,578
Redeemable convertible preferred stock	1,238,390	—	—

Reclassifications

Certain financial statement items have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on previously reported total assets, net income or loss, net income (loss) available to common stockholders or stockholders’ equity.

Recent accounting pronouncements

The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, in January 2003, and a revised interpretation of FIN No. 46 (“FIN No. 46-R”) in December 2003. FIN No. 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN No. 46 were effective immediately for all arrangements entered into after January 31, 2003. We have not invested in any entities that we believe are VIEs for which we are the primary beneficiary. The Company is required to adopt the provisions of FIN No. 46-R on October 1, 2004 for arrangements entered into prior to February 1, 2003 and apply it to future arrangements. The Company does not expect the adoption of FIN No. 46-R to have an impact on its consolidated financial position, results of operations or cash flows.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method or the equity method. The recognition and measurement guidance is applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the EITF delayed the requirement to record impairment losses under EITF 03-01 until new guidance is issued. The adoption of this consensus on the recognition and measurement guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2004, the FASB issued a proposed Statement, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB 25 and would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of earnings. The proposed Statement would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption, plus unvested awards at the date of adoption, be expensed over the applicable vesting period. The recommended effective date of the proposed Statement for public companies is for

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

all quarters beginning after June 15, 2005. The Company is currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

Note 3—Balance Sheet Detail:

Available-for-sale securities

Available-for-sale securities at September 30, 2003 are summarized as follows (in thousands):

	Fair Market Value	Amortized Cost Basis	Unrealized Gain
Auction rate receipts	$2,700	$2,700	$—
Corporate bonds	99	99	—
Municipal bonds	3,940	3,928	12
United States government agencies	3,032	3,015	17

	$9,771	$9,742	$29

Available-for-sale securities at September 30, 2004 are summarized as follows (in thousands):

	Fair Market Value	Amortized Cost Basis	Unrealized Loss
Corporate notes	$1,046	$1,051	$(5)
Municipal bonds	2,528	2,538	(10)
United States government agencies	115	115	—

	$3,689	$3,704	$(15)

Maturities of available-for-sale securities at September 30, 2004 are summarized as follows (in thousands):

	Maturity in 1 Year or Less	Maturity in 1 to 5 Years
Corporate notes	$—	$1,046
Municipal bonds	—	2,528
United States government agencies	115	—

	$115	$3,574

Realized gains and losses on the sale of available-for-sale securities are summarized as follows (in thousands):

	Years Ended September 30,
	2002	2003	2004
Gross realized gains	$4	$5	$—
Gross realized losses	(13)	(10)	—

	$(9)	$(5)	$—

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Prepaid expenses and other current assets (in thousands)

	September 30,
	2003	2004
Prepaid commissions	$2,051	$2,230
Prepaid marketing expenses	419	401
Prepaid software installation expenses	1,650	1,359
Prepaid rent	271	277
Other	300	612

	$4,691	$4,879

Property and equipment, net (in thousands)

	September 30,
	2003	2004
Computer hardware	$4,284	$5,436
Computer software	1,112	1,877
Furniture and fixtures	1,713	2,132
Leasehold improvements	1,183	1,211

	8,292	10,656
Less: Accumulated depreciation and amortization	(4,719)	(6,289)

	$3,573	$4,367

Equipment acquired under capital leases are included in furniture and fixtures with a cost of $346,000 and none and accumulated amortization of $254,000 and none as of September 30, 2003 and 2004, respectively.

The Company leases property and equipment under operating leases to certain customer sites in accordance with a comprehensive application service provider agreement (see Note 2). Included in machinery and equipment and leasehold improvements are assets leased to customers as follows (in thousands):

	September 30,
	2003	2004
Machinery and equipment	$402	$562
Leasehold improvements	51	84

	453	646
Less accumulated depreciation and amortization	(42)	(113)

	$411	$533

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Goodwill and other intangible assets

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets on the consolidated balance sheets as follows (in thousands):

	September 30,
	2003	2004
Intangible assets:
Amortized intangible assets:
Technology	$4,260	$9,398
Customer base	356	3,388
Non-compete	260	260
Trade name	—	469

	4,876	13,515
Accumulated amortization	(3,958)	(5,823)

Total other intangible assets, net	$918	$7,692

For comparative purposes, the following table illustrates the Company’s net income (loss) available to common stockholders adjusted to exclude goodwill and acquired workforce amortization expense as if amortization had ceased October 1, 2001 (in thousands, except per share data):

	Years Ended September 30,
	2002	2003	2004
Net income (loss) available to common stockholders as reported	$(6,273)	$3,883	$3,956
Amortization of goodwill	170	—	—

Adjusted net income (loss) available to common stockholders	$(6,103)	$3,883	$3,956

Net income (loss) per common share, basic
As reported	$(1.04)	$0.43	$0.40

As adjusted	$(1.01)	$0.43	$0.40

Net income (loss) per common share, diluted
As reported	$(1.04)	$0.40	$0.39

As adjusted	$(1.01)	$0.40	$0.39

Amortization expense for those intangible assets still required to be amortized under SFAS No. 142 was $392,000, $345,000 and $1,864,000 for the fiscal years ended September 30, 2002, 2003 and 2004, respectively. The Company estimates amortization expense on a straight-line basis to be $2,325,000, $1,797,000 and $1,410,000 for fiscal years 2005 through 2007, respectively.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Accrued liabilities (in thousands)

	September 30,
	2003	2004
Accrued compensation	$2,142	$487
Accrued paid time off	1,099	1,531
Accrued 401(k) payable	143	26
Accrued ESPP payable	259	447
Accrued commissions	562	219
Accrued payroll taxes	200	74
Other accrued liabilities	817	1,344

	$5,222	$4,128

Deferred revenue

Total deferred revenue, current and long term, is comprised of the following (in thousands):

	September 30,
	2003	2004
Deferred software license revenue	$13,802	$17,234
Deferred maintenance and services revenue	12,880	18,162
Deferred term license revenue	840	3,223
Deferred pathology license revenue	—	2,471
Other	30	7

	$27,552	$41,097

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

In addition, the Company leases three automobiles and office equipment under operating leases with expiration dates through March 2006, each having purchase options at the end of the lease term. At September 30, 2004, aggregate future minimum payments under noncancelable operating leases are as follows (in thousands):

2005	$3,115
2006	2,740
2007	1,115

$6,970

Rent expense, including the facility lease and equipment rental, was $2,293,000, $2,827,000 and $3,570,000 for the years ended September 30, 2002, 2003 and 2004, respectively. In 2001, rent expense is net of $328,000 of

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

rental income related to the sublease of premises in Mountain View, California. The sublease agreement expired in June 2001.

In July 2002, the Company entered into service agreements for telecommunications services through 2007. The services contracted for include wireless, frame-relay, voice/data and internet transport services. In September 2004, the Company entered into a distribution agreement with Advizor Solutions to provide third party analysis product. At September 30, 2004, total future minimum obligations under these agreements are as follows (in thousands):

2005	$1,499
2006	1,200
2007	1,030

$3,729

Capital lease obligations

During 2000, the Company acquired office furniture under a capital lease. Payment, comprising both principal and interest, were due in sixty equal monthly installments through March 2005. The Company paid the capital lease in full during fiscal year 2004.

In connection with the Tamtron/MRS acquisition in December 2003 (see Note 8), the Company assumed several capital lease obligation liabilities. The Company paid all acquired capital leases off in full during fiscal year 2004.

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

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

The Company and its officers have engaged outside counsel to defend these cases vigorously on their behalf. The Company, however, cannot be sure that it will prevail in these matters. While the results of such litigation matters cannot be predicted with certainty, the Company’s failure to successfully defend against these lawsuits could result in a material adverse effect on its business, financial condition, results of operations or cash flows.

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

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 5—Redeemable Convertible Preferred Stock:

As of September 30, 2002, the redeemable convertible preferred stock comprised (in thousands, except share data):

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

Common stock

Under the terms of its Certificate of Incorporation, the Company is authorized to issue 60,000,000 shares of $0.001 par value common stock. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of September 30, 2004.

During fiscal 2002, the Company repurchased and retired 3,000 shares of common stock at a total cost of $22,000. The Company made no repurchases or retirements during fiscal 2003 and 2004.

Common Stock Subject to Rescission Rights

Prior to the effectiveness of the Company’s registration statement for its initial public offering, an officer of the Company sent an email to 15 friends whom he had designated as potential purchasers of common stock in a directed share program in connection with the initial public offering. The email requested that the recipients send an indication of interest to the officer. The email was not accompanied by a preliminary prospectus and may have constituted a prospectus that does not meet the requirements of the Securities Act of 1933. The email was promptly followed by telephone conversations advising recipients that they could indicate an interest in purchasing shares only after they had received a preliminary prospectus. If the email did constitute a violation of the Securities Act of 1933, the recipients of the letter who purchased common stock in the Company’s initial public offering could have had the right, for a period of one year from the date of their purchase of common stock, to obtain recovery of the consideration paid in connection with their purchase of common stock or, if they had already sold the stock, sue the Company for damages resulting from their purchase of common stock. As of September 30, 2003, the Company classified a total of 6,500 shares of common stock which have these rescission rights outside of stockholders’ equity, as the redemption features were not within the control of the Company. As of September 30, 2004 these shares have been reclassified to stockholders’ equity.

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

2002 Stock Plan

The Company’s 2002 Stock Plan was adopted by the Board of Directors in May 2002 and amended in November 2002. The stockholders approved the amended 2002 Stock Plan in November 2002. The 2002 Stock Plan became effective when the underwriting agreement for the Company’s initial public offering was signed. At that time, all outstanding options and stock purchase rights under the 1993 Stock Option Plan and the 1998 Stock Plan will be administered under the 2002 Stock Plan but will continue to be governed by their existing terms. The 2002 Stock Plan provides for the discretionary grant to employees, including officers and employee directors, of incentive stock options and for the discretionary grant to employees, directors and consultants of nonstatutory stock options and stock purchase rights. The 2002 Stock Plan also provides for the periodic automatic grant of nonstatutory stock options to non-employee directors. The total number shares of common stock reserved for issuance under the 2002 Stock Plan equals 2,500,000 shares of common stock plus the 59,160 shares that were available for grant under the Plans as of November 20, 2002. The number of shares reserved for issuance under the 2002 Stock Plan will be increased on the first day of each of the Company’s fiscal years by the lesser of (a) 3.0% of the outstanding common stock on the last day of the immediately preceding fiscal year, (b) 300,000 shares or (c) such lesser amount as the Board of Directors may determine. On October 1, 2003, 291,787 additional shares were reserved for issuance under the 2002 Stock Plan pursuant to this clause. The exercise price of all incentive stock options granted under the 2002 Stock Plan and all nonstatutory stock options granted automatically to non-employee directors must be at least equal to the fair market value of the common stock on the date of grant. With respect to any optionee who owns stock possessing more than 10% of the voting power of all classes of the Company’s outstanding capital stock, the exercise price of any incentive or nonstatutory stock option must equal at least 110% of the fair market value on the date of grant. On November 18, 2003, the Board of Directors amended the 2002 Stock Plan to provide for the discretionary grant to employees, including officers and employee directors, of stock appreciation rights (SAR) and stock units. Each SAR agreement shall specify the exercise price which may vary in accordance with a predetermined formula while the SAR is outstanding. The amount of cash and/or the fair market value of shares received upon exercise of a SAR shall, in the aggregate, be equal to the amount by which the fair market value (on the date of surrender) of the shares subject to the SAR exceeds the exercise price. Settlement of vested stock units may be made in the form of (i) cash, (ii) shares or (iii) any combination of both. The actual number of stock units eligible for settlement may be larger or smaller than the number included in the original award, based on predetermined performance factors. Unless terminated sooner, the 2002 Stock Plan will terminate automatically 10 years from the date it was adopted by the Company’s Board of Directors.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

As of September 30, 2004, 2,570,901 shares are available for future grant under the 2002 Stock Plan.

Option activity under the Plans and the 2002 Stock Plan are as follows:

	Options Outstanding
	Number of Shares	Exercise Price	Total	Weighted Average Exercise Price
Balances, October 1, 2001	878,548	$0.32–$16.85	$3,674,654	$4.18
Options granted	215,000	$7.00–$13.00	2,735,000	$12.72
Options exercised	(55,431)	$0.70–$7.00	(193,583)	$3.49
Options canceled/expired	(4,000)	$1.34–$6.00	(19,340)	$4.84

Balances, September 30, 2002	1,034,117	$0.32–$16.85	6,196,731	$5.99
Options granted	125,000	$19.70–$23.25	2,793,600	$22.35
Options exercised	(292,283)	$0.32–$13.00	(1,087,458)	$3.72
Options canceled/expired	(12,365)	$3.23–$16.85	(109,345)	$8.84

Balances, September, 2003	854,469	$0.32–$23.25	7,793,528	$9.12
Options granted	175,000	$12.15–$26.33	2,805,750	$16.03
Options exercised	(147,098)	$0.32–$13.00	(729,999)	$4.96
Options canceled/expired	(7,589)	$5.00–$23.25	(111,768)	$14.73

Balances, September 30, 2004	874,782	$3.23–$26.33	$9,757,511	$11.15

The options outstanding and exercisable by exercise price at September 30, 2004 are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$3.23	119,181	4.14	$3.23	119,181	$3.23
$5.00–$7.00	283,192	5.85	$5.48	262,995	$5.44
$12.15–$16.85	305,551	8.55	$12.97	98,289	$13.06
$19.70–$26.33	166,858	8.91	$23.12	57,979	$23.60

	874,782	7.14	$11.15	538,444	$8.30

As of September 30, 2003, 499,631 options were exercisable.

2002 Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board of Directors in May 2002 and amended in November 2002. The stockholders approved the amended ESPP in November 2002. A total of 750,000 shares of common stock were reserved for issuance under the ESPP when the ESPP was established. The number of shares reserved for issuance under the ESPP will be increased on the first day of each of the Company’s fiscal years by the lesser of (a) 3.0% of the outstanding common stock on the last day of the immediately preceding fiscal year, (b) 300,000 shares or (c) such lesser amount as the Board of Directors may determine. On October 1, 2003, 291,787 additional shares were reserved for issuance under the ESPP pursuant to this clause. Under the ESPP, the Board of Directors may determine the duration and frequency of stock purchase periods. Initially the ESPP will operate using semi-annual offering periods. The ESPP permits participants to

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

purchase common stock through payroll deductions of up to 10% of their total compensation, including bonuses and commissions.

Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each purchase period. The price of stock purchased under the ESPP is generally 85% of the fair market value of the common stock either at the beginning of the offering period or at the end of the purchase period, whichever is lower. Unless earlier terminated by the Board of Directors, the ESPP will terminate automatically December 31, 2012. As of September 30, 2004, 937,434 shares remain available for issuance under the ESPP.

Stock-Based Compensation

In April 2002, the Company issued options to certain employees under the Plans with exercise prices below the deemed fair market value of the Company’s common stock at the date of grant. All of these options vested immediately upon grant. In accordance with the requirements of APB No. 25, the Company has recorded stock-based compensation expense for the difference between the exercise price of the stock options and the deemed fair market value of the Company’s stock at the date of grant. During the year ended September 30, 2002, the Company recorded stock-based compensation expense related to these options of $50,000. The Company had no stock-based compensation expense in the years ended September 30, 2003 and 2004.

Note 7—Income Taxes:

The provision for income taxes is as follows (in thousands):

	Years Ended September 30,
	2002	2003	2004
Federal:
Current	$2,645	$4,842	$2,904
Deferred	(1,585)	(1,918)	(1,113)

	1,060	2,924	1,791

State:
Current	276	421	551
Deferred	(400)	(164)	(501)

	(124)	257	50

Foreign:
Current	9	27	67

Total provision for income taxes	$945	$3,208	$1,908

U.S. and international components of income before provision for income taxes were (in thousands):

	Years Ended September 30,
	2002	2003	2004
U.S.	$3,206	$9,163	$5,631
International	16	157	233

Income before provision for income taxes	$3,222	$9,320	$5,864

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The components of the net deferred income tax assets are as follows (in thousands):

	September 30,
	2003	2004
Deferred tax assets:
Depreciation and amortization	$1,072	$1,265
Allowance for doubtful accounts	140	213
Deferred revenue	6,566	6,822
Accrued liabilities	347	851
Net operating loss carryforwards	35	17
Research tax credits	96	474

	8,256	9,642
Deferred tax liabilities:
Prepaid expenses	(605)	(513)
Intangible assets	(368)	(252)

Net deferred tax assets	$7,283	$8,877

Management periodically evaluates the recoverability of the deferred tax assets. At such time, if it is determined that it is more likely than not that the deferred tax assets are not realizable, it recognizes a valuation allowance for the amount not deemed recognizable. As of September 30, 2003 and 2004, the Company has not provided a valuation allowance because it believes it is more likely than not that all deferred tax assets will be realized in the foreseeable future. The Company has net operating loss carryforwards available to reduce future taxable income. The carryforwards will expire in 2019. The Company has research and development tax credits for state income tax purposes which can be carried forward indefinitely.

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income before taxes as follows:

	Years Ended September 30,
	2002	2003	2004
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	5.3	2.4	3.2
Nondeductible permanent items	2.2	3.3	—
Research and development tax credits	(7.1)	(5.3)	(5.1)
Meals and entertainment	—	—	2.6
Foreign taxes	0.3	(0.2)	(0.7)
Tax exempt interest income	—	(0.2)	(1.7)
Other	(6.4)	(0.6)	(0.8)

Provision for income taxes	29.3%	34.4%	32.5%

Note 8—Acquisitions:

Intellidata, Inc.

In April 2002, the Company acquired all outstanding stock of Intellidata, Inc. (“Intellidata”), a Virginia corporation which provides laboratory information systems to multi-site clinics, hospitals and physicians’ labs as well as to commercial, public health and specialty labs. In addition, the Company executed a covenant-not-to- compete agreement with Intellidata’s founder who was also the majority stockholder. The total purchase

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

consideration consisted of $1,040,000 in cash for Intellidata’s outstanding stock, $260,000 in cash for the covenant-not-to-compete and total transaction costs of approximately $129,000.

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

The fair value of the identifiable assets, including the portion of the purchase price attributed to the developed/core technology, acquired in-process research and development and the customer base was determined by an independent appraisal and management. The income approach was used to value developed/core technology, acquired in-process research and development and the customer base, which includes an analysis of the completion costs, cash flows, other required assets and risk associated with achieving such cash flows. Gross margins were estimated to be stable and operating expense ratios were estimated to slightly decline over the years. The present value of these cash flows was calculated with a discount rate of 20% for the developed/core technology, 30% for the in-process research and development and 25% for the customer base.

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

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Tamtron Corporation and Medical Registry Services, Inc.

On December 23, 2003, the Company completed the acquisition of certain assets and certain liabilities of Tamtron Corporation (“Tamtron”) and Medical Registry Services, Inc. (“MRS”), the PowerPath® pathology information management and cancer registry information system businesses of IMPATH Inc. for total cash consideration of $22.0 million and approximately $516,000 of acquisition costs. The acquisitions were made pursuant to an asset purchase agreement, dated November 24, 2003, by and among Tamtron, MRS and the Company. The Company intends to continue to operate each of the acquired businesses.

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

Tangible assets	$2,853
Deferred revenue	(3,713)
Other assumed liabilities	(101)
Developed/core technology	5,137
Customer base	3,032
Trade name	469
In-process research and development	557
Goodwill	14,282

$22,516

The Company is amortizing developed/core technology, the customer base and trade name on a straight line basis over two to five years, five to seven years and two to six years, respectively. In accordance with SFAS No. 142, no amortization has been recorded on the goodwill. The Company expects to recognize amortization expense of $2.0 million and $1.6 million during fiscal years 2005 and 2006, respectively, $1.4 million during fiscal years 2007 and 2008, and $468,000, $141,000 and $28,000 during fiscal years 2009, 2010 and 2011, respectively.

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

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Goodwill of approximately $14.3 million represented the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The Company believes that its existing registry product offering along with the assets of MRS positions it as a leader in the market for data aggregation of cancer care information. The Company also believes that the addition of assets from Tamtron in the area of pathology information systems creates a more relevant and comprehensive product offering to its customers. The combination of both acquisitions allows the Company to better achieve its goal to provide a total solution that manages the complexity of cancer care throughout the spectrum of detection, diagnosis, treatment and follow-up.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information is based on the respective historical financial statements of the Company, Intellidata, Tamtron and MRS. The pro forma financial information reflects the consolidated results of operations as if the acquisitions of Intellidata, Tamtron and MRS occurred at the beginning of each of the periods presented and includes the amortization of the resulting intangible assets other than goodwill. The pro forma data excludes non-recurring charges, consisting of in-process research and development of approximately $116,000 and $557,000 in the years ended September 30, 2002, and 2004, respectively. The pro forma financial data presented are not necessarily indicative of the Company’s results of operations that might have occurred had the transactions been completed at the beginning of the periods presented, and do not purport to represent what the Company’s consolidated results of operations might be for any future period (in thousands, except per share data).

	Years Ended September 30,
	2002	2003	2004
Net sales	$51,944	$69,504	$71,977
Net income (loss) available to common stockholders	$(6,710)	$4,592	$4,301
Net income (loss) per common share:
Basic	$(1.11)	$0.51	$0.44
Diluted	$(1.11)	$0.47	$0.42
Weighted-average shares used in computing net income (loss) per common share:
Basic	6,042	9,010	9,863
Diluted	6,042	9,741	10,269

Note 9—Retirement Plan:

The Company has a voluntary 401(k) Plan covering substantially all eligible employees. The 401(k) Plan provides for employees to make tax deferred contributions to the 401(k) Plan equal to a maximum of 15% of their salary under a written elective deferral agreement. The Company will match the first 5% of such contributions, which vest over a six year period. The Company contributed approximately $571,000, $784,000 and $913,000 to the 401(k) Plan in the fiscal years ended September 30, 2002, 2003 and 2004, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

a. Evaluation Of Disclosure Controls And Procedures.

Joseph Jachinowski, our Chief Executive Officer, and Kendra Borrego, our Chief Financial Officer, conducted an evaluation of the effectiveness of IMPAC’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2004. Based on their evaluation, they each found the Company’s disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports that IMPAC files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that information required to be disclosed is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure, except as set forth below.

As described in Note 7 of the notes to the condensed consolidated financial statements included in Part I – Item 1 of our Form 10-Q for the quarter ended June 30, 2004, subsequent to the issuance of IMPAC’s consolidated financial statements for the year ended September 30, 2003, our management twice determined to restate our consolidated financial statements as of and for the years ended September 30, 2000, 2001, 2002 and 2003, to shift some previously deferred or recognized revenues to earlier or later quarters or to defer recorded revenues and recognize them in periods subsequent to March 31, 2004.

During the April 2004 restatement, our independent registered public accounting firm at the time, PricewaterhouseCoopers LLP, advised management and the Audit Committee that it noted certain matters regarding software revenue recognition practices during the periods under review that it considered to be material weaknesses. As part of the initial restatement, we conducted an extensive internal review of our revenue recognition practices for all periods for which financial statements are included in this report. Among other things, this involved the review of each of the over 1,500 customer contracts entered into since October 1, 1999.

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

b. Changes in Internal Controls.

During the three months ended September 30, 2004, we completed the following actions to strengthen control processes and procedures to identify, rectify and prevent the recurrence of the circumstances that resulted in our determination to restate prior period financial statements:

•	Corresponding with accounting professionals, including but not limited to our independent auditing firm and the Office of the Chief Accountant of the Securities and Exchange Commission, to ascertain any changes in application of Generally Accepted Accounting Principles (GAAP).

•	Reviewing the Financial Accounting Standards Board’s (FASB) and American Institute of Certified Public Accountants’ websites and any available information to acknowledge, review and interpret any applicable accounting changes, including changes relating to software revenue recognition.

Item 9B.	Other Information

2005 Cash Bonus Plan

In September 2004, the Compensation Committee approved the fiscal 2005 cash bonus plan for IMPAC employees, including our executive officers. Under the fiscal 2005 plan, Joseph K. Jachinowski, our Chief Executive Officer, James P. Hoey, our Executive Vice President and Chief Operating Officer, and David A. Auerbach, our Executive Vice President, Treasurer and Secretary, will each be eligible to receive a target cash bonus of $93,750 if certain revenue and net income targets are realized. Under the plan, 50% of the maximum bonus is based on the gross revenue target and 50% of the maximum bonus is based on the net income target. The executive officers will receive no bonus at 85% of the target amounts and 100% of the bonus at 105% of the target amounts. The bonus continues to increase linearly up to 115% of the target amount. The maximum bonus payable under the plan is $125,000. Kendra Borrego, our Chief Financial Officer, will be eligible to receive a cash bonus ranging from $37,500 to $50,000 if those same targets are realized.

Nasdaq Notification of Compliance

On December 7, 2004, we received a letter from the Nasdaq Stock Market informing us that we have evidenced compliance with all criteria for continued listing on The Nasdaq National Market as required by the Nasdaq Listing Qualifications Panel decision dated November 8, 2004. Accordingly, the Panel has determined to continue listing of our securities on The Nasdaq National Market and the hearing file relating to our possible delisting has been closed.

PART III

Item 10.	Directors and Executive Officers of the Registrant

We have adopted a code of ethics that applies to all of our employees and directors, including our principal executive officer, principal financial officer and principal accounting officer or controller, a copy of which was filed as Exhibit 14.1 to our Form 8-K filed September 9, 2004.

The remaining information required by this item is incorporated by reference from IMPAC’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders under the captions “Election of Directors,” “Committees of the Board of Directors; Meetings—Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance.” See also Item 1 above.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from IMPAC’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from IMPAC’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders under the captions “Ownership of Management and Principal Stockholders” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from IMPAC’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders under the captions “Compensation Committee Interlocks and Insider Participation” and “Transactions with the Company.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from IMPAC’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements of IMPAC Medical Systems, Inc. are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firms

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

Date: December 14, 2004	IMPAC MEDICAL SYSTEMS, INC.

	By	/s/ JOSEPH K. JACHINOWSKI
Joseph K. Jachinowski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date

/S/ JOSEPH K. JACHINOWSKI Joseph K. Jachinowski	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	December 14, 2004

/S/ KENDRA A. BORREGO Kendra A. Borrego	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 14, 2004

/S/ JAMES P. HOEY James P. Hoey	Director, Executive Vice President, Chief Operations Officer	December 14, 2004

/S/ DAVID A. AUERBACH David A. Auerbach	Director, Executive Vice President and Treasurer	December 14, 2004

/S/ GREGORY M. AVIS Gregory M. Avis	Director	December 14, 2004

/S/ ROBERT J. BECKER Robert J. Becker	Director	December 14, 2004

/S/ CHRISTOPHER M. ROSE Christopher M. Rose	Director	December 14, 2004

/S/ GREGORY T. SCHIFFMAN Gregory T. Schiffman	Director	December 14, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of

IMPAC Medical Systems, Inc. and Subsidiaries

Our audits of the consolidated financial statements referred to in our report dated October 13, 2004 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

October 13, 2004

SCHEDULE II

IMPAC MEDICAL SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS(1)

For the Years Ended September 30, 2002, 2003 and 2004

Descriptions	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable
Year ended September 30, 2002	$295,000	$151,000	$(222,000)	$224,000
Year ended September 30, 2003	224,000	150,000	(19,000)	355,000
Year ended September 30, 2004	355,000	132,000	—	487,000

All other financial statement schedules have been omitted because the information required to be set forth herein is not applicable or is shown either in the accompanying consolidated financial statements or the notes thereto.

EXHIBIT INDEX

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K

Exhibit Number	Exhibit
2.1	Asset Purchase Agreement, dated as of November 24, 2003, by and among Tamtron Corporation, Medical Registry Services, Inc., and IMPAC Medical Systems, Inc. (1)
3.1	Second Amended and Restated Certificate of Incorporation.(2)
3.2	Amended and Restated Bylaws.(2)
4.1	Specimen Stock Certificate.(3)
10.1	Software Distribution Agreement dated April 25, 2001 between IMPAC and Siemens Medical Systems, Inc.†(3)
10.2	Application Service Provider (ASP) Agreement dated May 31, 2002 between IMPAC and US Oncology, Inc.†(3)
10.3	Lease Agreement dated September 1, 1999 between the Revocable Living Trust dated March 23, 1987, Hillview Management, Inc. and IMPAC, as amended, for the premises in Mountain View, California.(3)
10.3.1	Second Addendum dated March 23, 2000 to Lease Agreement dated September 1, 1999 between the Revocable Living Trust dated March 23, 1987, Hillview Management, Inc. and IMPAC for the premises in Mountain View, California.(3)
10.3.2	Third Addendum dated February 5, 2003 to Lease Agreement dated September 1, 1999 between the Revocable Living Trust dated March 23, 1987, Hillview Management, Inc. and IMPAC for the premises in Mountain View, California.(4)
10.4	Form of Indemnification Agreement between IMPAC and each of its officers and directors.(3)
10.5	1993 Stock Option Plan.(3)
10.6	1998 Stock Plan.(3)
10.7	2002 Stock Plan, as amended and restated on November 18, 2003.(5)
10.8	2002 Employee Stock Purchase Plan.(3)
10.9	Form of Incentive Stock Option Agreement for 2002 Stock Plan.(2)
10.10	Form of Nonqualified Stock Option Agreement for 2002 Stock Plan.(2)
10.11	Summary of Fiscal Year 2005 Cash Bonus Plan.
14.1	Code of Ethics.(6)
21.1	List of Subsidiaries of IMPAC.
23.1	Consent of Independent Registered Public Accounting Firm – Burr, Pilger and Mayer LLP.
23.2	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference from Exhibit No. 99.2 to IMPAC’s Form 8-K filed November 25, 2003.

(2)	Incorporated by reference from the same numbered exhibit to IMPAC’s Form 10-Q for the quarter ended December 31, 2002.

(3)	Incorporated by reference from the same numbered exhibit to IMPAC’s registration statement on Form S-1 (File No. 333-89724).

(4)	Incorporated by reference from the same numbered exhibit to IMPAC’s registration statement on Form S-1 (File No. 333-104739).

(5)	Incorporated by reference from the same numbered exhibit to IMPAC’s Form 10-Q for the quarter ended March 31, 2004

(6)	Incorporated by reference from the same numbered exhibit to IMPAC’s Form 8-K filed September 9, 2004

†	Confidential treatment requested as to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.