Form 10-K/A
period 2004-09-30
IMPAC MEDICAL SYSTEMS INC
filed 2005-01-28
CIK 1026448

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

IMPAC Medical Systems, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, as filed with the Securities and Exchange Commission on December 14, 2004 (the “Original 10-K”). The purpose of this Amendment is to provide the information in Items 10, 11, 12, 13 and 14 of Part III of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 that was to be incorporated by reference to the Company’s proxy statement for its 2005 Annual Meeting of Stockholders. The complete text, as amended, of Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV is set forth below.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

IMPAC’s Certificate of Incorporation provides for a classified Board of Directors consisting of three classes serving staggered three-year terms.

Below are the names and ages of the nominees and directors, the years they became directors, their principal occupations or employment for at least the past five years and certain of their other directorships.

Class III Directors Continuing in Office Until 2005 Annual Meeting

• Joseph K. Jachinowski	Age 49. Mr. Jachinowski co-founded IMPAC in January 1990 and has served as President, Chief Executive Officer and Chairman of the Board since that time. Prior to co-founding IMPAC, Mr. Jachinowski held multiple management positions at Varian Medical Systems, Inc. from 1983 to 1990. Mr. Jachinowski holds an M.S. degree in Electrical Engineering from Washington State University and a B.S. degree in Electrical Engineering from Ohio University.

• Gregory M. Avis	Age 46. Mr. Avis has been a director of IMPAC since February 1998. Mr. Avis is a Founding Managing Partner of Summit Partners, a private equity and venture capital firm, where he has been employed since the firm’s founding in 1984. Currently, Mr. Avis also serves as a director of Ditech Communications Corporation, a telecommunications equipment company and RightNow Technologies, a provider of CRM software and services. Mr. Avis holds an M.B.A. degree from Harvard Business School and a B.A. degree in Political Economy from Williams College.

Class I Directors Continuing in Office Until 2006 Annual Meeting

• David A. Auerbach	Age 45. Mr. Auerbach co-founded IMPAC in January 1990 and has served as Executive Vice President, Treasurer, Secretary and a director since that time. From January 1990 to February 2000, Mr. Auerbach also served as IMPAC’s Chief Financial Officer. Mr. Auerbach has served as President of IMPAC Global Systems, Inc., a wholly-owned subsidiary of IMPAC, since October 2001 and as President of IMPAC Medical Systems Limited, a wholly-owned subsidiary of IMPAC, since January 2002. Mr. Auerbach also served as President of CareCore, Inc., a healthcare information technology company, from July 1999 to March 2001. Prior to co-founding IMPAC, Mr. Auerbach served as Manager of Research and Development for Project Management for Varian Medical Systems, Inc. from 1987 to 1990. Mr. Auerbach holds an M.S. degree in Mechanical Engineering from Stanford University and a B.S. degree in Mechanical/Biomedical Engineering from Carnegie Mellon University.

• Robert J. Becker, M.D.	Age 82. Dr. Becker has been a director of IMPAC since June 1996. Dr. Becker has served as the President of Becker Consulting Corporation, a healthcare consulting firm, since 1990. Prior to founding Becker Consulting, Dr. Becker founded HealthCare Compare Corporation, a company specializing in healthcare utilization review (now First Health Group Corporation, a health benefits company) and served as Chairman from 1982 to 1990. Dr. Becker holds an M.D. degree from the Medical College of Wisconsin.

• Gregory T. Schiffman	Age 47. Mr. Schiffman has been a director of IMPAC since February 2003. Mr. Schiffman has served as Senior Vice President and Chief Financial Officer of Affymetrix, Inc., a biotechnology company, since October 2002, and served as Vice President and Chief Financial Officer of Affymetrix from August 2001 through October 2002. From March 2001 through August 2001, he served as Vice President, Finance of Affymetrix. Prior to joining Affymetrix, Mr. Schiffman was Vice President, Controller of Applied Biosystems from October 1998. From 1987 through 1998, Mr. Schiffman held various managerial and financial positions at Hewlett Packard Company. Mr. Schiffman holds an M.B.A. degree from J.L. Kellogg Graduate School of Management at Northwestern University and a B.S. degree in accounting from DePaul University.

Class II Directors Continuing in Office Until 2007 Annual Meeting

• James P. Hoey	Age 46. Mr. Hoey co-founded IMPAC in January 1990 and has served as Executive Vice President and a director since that time. Mr. Hoey has also served as Chief Operations Officer since August 1999. Prior to co-founding IMPAC, Mr. Hoey served as Manager of Radiation Product Marketing for Varian Medical Systems, Inc. from 1988 to 1990. Mr. Hoey holds an M.B.A. degree from Santa Clara University and a B.A. degree in Biomedical Engineering and in Business Administrative Sciences from Yale University.

• Christopher M. Rose, M.D.	Age 55. Dr. Rose has been a director of IMPAC since June 1996. Dr. Rose has served as Secretary and a Principal of the Valley Radiotherapy Associates Medical Group, Inc., one of the largest providers of radiation therapy services in the United States, Associate Director of the Department of Radiation Oncology at Providence Saint Joseph Medical Center in Burbank, California, and as Technical Director, Radiation Oncology, for the Providence Health System, Los Angeles Service Area, since 1983. Since March 2003, Dr. Rose has also been Director, Clinical Programs of Vantage Oncology, Inc., a provider of cancer services. Dr. Rose is a past Chairman of the Board of the American Society of Therapeutic Radiation and Oncology. Dr. Rose holds an M.D. degree from Harvard Medical School and an S.B. degree in Biology from the Massachusetts Institute of Technology.

Except for Joseph K. Jachinowski and James P. Hoey, who are brothers-in-law, there are no family relationships among any of our directors or executive officers.

Audit Committee

The Board of Directors has a separately-designated Audit Committee. The members of the Audit Committee are Gregory M. Avis, Christopher M. Rose and Gregory T. Schiffman (Chairman). The Board of Directors has determined that each member of the Audit Committee is “independent” as such term is defined in the applicable NASD listing rules.

Upon consideration of the attributes of an audit committee financial expert as set forth in Item 401(h) of Regulation S-K promulgated by the Securities and Exchange Commission, the Board of Directors determined that Mr. Schiffman possessed these attributes through his experience as Senior Vice President and Chief Financial Officer of Affymetrix, Inc., and he was designated as the Audit Committee financial expert. Mr. Schiffman is independent as such term is defined in Item 7(d)(3)(iv)(A) of Schedule 14A under the Exchange Act.

Executive Officers

See Part I, Item 1, of the Original 10-K for certain information required by this Item with respect to our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of IMPAC’s common stock must report their initial ownership of the common stock and any changes in that ownership to the Securities and Exchange Commission. The Securities and Exchange Commission has designated specific due dates for these reports and IMPAC must identify those persons who did not file these reports when due. Based solely on its review of copies of the reports filed with the Securities and Exchange Commission and written representations of its directors and executive officers, IMPAC believes all persons subject to reporting filed the required reports on time in fiscal year 2004, except for late filings made by Christopher M. Rose, Gregory M. Avis, Robert J. Becker and Gregory T. Schiffman, each of whom filed a late Form 4 in May 2004 reporting stock option grants received in connection with the 2004 Annual Meeting of Stockholders on February 17, 2004.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees and directors, including our principal executive officer, principal financial officer and principal accounting officer or controller, a copy of which was filed as Exhibit 14.1 to our Form 8-K filed September 9, 2004.

Item 11. Executive Compensation

Compensation of Directors

Cash Compensation. Except for reimbursement for reasonable travel expenses relating to attendance at board meetings, employee directors are not compensated for their services as directors. Directors who are non-employees receive $500 per board meeting attended. The chair of the Audit Committee also receives an annual retainer of $10,000.

Stock Options. Under our 2002 Stock Plan, each of our non-employee directors receives an option grant to purchase 25,000 shares of our common stock at fair market value on the grant date on the date they join the board. Non-employee directors also receive a stock option grant on the date of each annual meeting under our 2002 Stock Plan to purchase 5,000 shares of our common stock at fair market value on the grant date, provided he or she continues to serve on the Board after such annual meeting. Assuming the re-election of all non-employee directors, each will receive such a grant on the date of the 2005 Annual Meeting. Non-employee director options have a term of ten years and expire within 90 days of the director’s termination of service or one year if such termination is due to death or disability. The initial option grant vests as to 25% of the shares on the first anniversary of the date of grant and thereafter in 36 equal monthly installments, provided the optionee is serving as a director of IMPAC. All subsequent stock option grants to non-employee directors are fully vested upon grant. Employee directors are eligible to participate in our 2002 Stock Plan and, subject to stock ownership limits imposed by the Internal Revenue Service, our 2002 Employee Stock Purchase Plan.

Mr. Schiffman received an additional grant of options to purchase 10,000 shares of IMPAC’s common stock on September 2, 2004 at the fair market value on that date.

Compensation of the Named Executive Officers

SUMMARY COMPENSATION TABLE

The following table provides summary information concerning the compensation paid during the fiscal years ended September 30, 2003 and September 30, 2004 to the Chief Executive Officer and each of our other three executive officers. We refer to these individuals as the “named executive officers” elsewhere in this Amendment.

		Annual Compensation(1)				Long-Term Compensation Awards
	Fiscal Year	Salary	Bonus	Other Annual Compensation		Securities Underlying Options	All Other Compensation
Joseph K. Jachinowski President, Chief Financial Officer and Chairman	2003 2004	$336,000 336,000	$135,958 18,871	$40,167 47,369	(2) (4)	— —	$29,898 32,648	(3) (5)

James P. Hoey Executive Vice President and Chief Operations Officer	2003 2004	336,000 336,000	140,810 29,238	36,448 38,135	(6) (8)	— —	28,765 31,515	(7) (9)

David A. Auerbach Executive Vice President, Treasurer and Secretary	2003 2004	336,000 336,000	143,354 31,782	34,031 35,717	(10) (12)	— —	28,639 31,389	(11) (13)

Kendra A. Borrego Chief Financial Officer	2003 2004	165,416 188,232	48,684 6,039	— —		10,000 25,000	7,500 10,497	(14) (15)

(1)	Excludes certain perquisites and other benefits that did not exceed, in the aggregate, the lesser of $50,000 or 10% of such officer’s total salary and bonus.

(2)	Includes payments for certain automobile expenses and $23,717 paid to executive as reimbursement for taxes incurred upon the receipt of company-provided benefits.
(3)	Includes $7,500 of company contributions to our 401(k) plan and payments totaling $22,398 to cover term life, variable universal life and disability insurance premiums.
(4)	Includes payments made for certain automobile expenses and $25,636 paid to executive as reimbursement for taxes incurred upon the receipt of company-provided benefits.
(5)	Includes $10,250 of company contributions to our 401(k) plan and payments totaling $22,398 to cover term life, variable universal life and disability insurance premiums.
(6)	Includes payments for certain automobile expenses and $22,653 paid to executive as reimbursement for taxes incurred upon the receipt of company-provided benefits.
(7)	Includes $7,500 of company contributions to our 401(k) plan and payments totaling $21,265 to cover term life, variable universal life and disability insurance premiums.
(8)	Includes payments made for certain automobile expenses and $24,376 paid to executive as reimbursement for taxes incurred upon the receipt of company-provided benefits.
(9)	Includes $10,250 of company contributions to our 401(k) plan and payments totaling $21,265 to cover term life, variable universal life and disability insurance premiums.
(10)	Includes payments for certain automobile expenses and $22,666 paid to executive as reimbursement for taxes incurred upon the receipt of company-provided benefits.
(11)	Includes $7,500 of company contributions to our 401(k) plan and payments totaling $21,139 to cover term life, variable universal life and disability insurance premiums.
(12)	Includes payments for certain automobile expenses and $24,380 paid to executive as reimbursement for taxes incurred upon the receipt of company-provided benefits.
(13)	Includes $10,250 of company contributions to our 401(k) plan and payments totaling $21,139 to cover term life, variable universal life and disability insurance premiums.
(14)	Represents $7,500 of company contributions to our 401(k) plan.
(15)	Includes $10,497 of company contributions to our 401(k) plan.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information regarding the stock options granted to each named executive officer during the fiscal year ended September 30, 2004. None of such persons received awards of stock appreciation rights during fiscal 2004.

Name	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price per Share(2) ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
					5% ($)	10% ($)
Joseph K. Jachinowski	—	—	—	—	—	—
James P. Hoey	—	—	—	—	—	—
David A. Auerbach	—	—	—	—	—	—
Kendra A. Borrego	25,000	14.3%	$12.15	5/25/2014	$191,027	$484,099

(1)	All options granted vest 25% on the first anniversary of the grant date and 1/48 of the total options granted vest each month thereafter. Under the terms of our stock option plan, the Compensation Committee retains discretion, subject to plan limits, to modify the terms of outstanding options.
(2)	All options were granted at fair market value on the date of grant.
(3)

Realizable values are reported net of the option exercise price. The dollar amounts under these columns are the result of calculations at the 5% and 10% rates (determined from the price at the date of grant, not the stock’s current market value) set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of our stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of our common stock as well as the option holder’s continued employment through the vesting period. The potential realizable value calculation assumes that the optionholder waits until the end of the option term to exercise the option.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END

OPTIONS/SAR VALUES

The following table provides summary information regarding options to purchase IMPAC common stock that were exercised by the named executive officers during the fiscal year ended September 30, 2004 and the number and value of unexercised in the money IMPAC options held by the named executive officers at September 30, 2004. The closing price per share of our common stock on September 30, 2004 was $13.37.

Name	Shares Acquired On Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options at FY-End(#)	Value of Unexercised In-the-Money Options at FY-End($)(1)
			Exercisable/ Unexercisable	Exercisable/ Unexercisable
Joseph K. Jachinowski	—	—	—	—
James P. Hoey	—	—	—	—
David A. Auerbach	—	—	—	—
Kendra A. Borrego	16,290	$347,280	22,916/42,294	$89,158/$34,200

(1)	The value of unexercised in-the-money options held at September 30, 2004 represents the total gain which an option holder would realize if he or she exercised all of the in-the-money options held at September 30, 2004, and is determined by multiplying the number of shares of common stock underlying the options by the difference between the closing stock price of $13.37 per share on September 30, 2004 and the per share option exercise price. An option is in the money if the fair market value of the underlying shares exceeds the exercise price of the option.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

On January 17, 2005, we entered into a severance agreement with Kendra Borrego, our Chief Financial Officer. This severance agreement provides that if a change of control in IMPAC were to occur and Ms. Borrego is terminated without cause within 12 months of such change in control, Ms. Borrego will be entitled to six months of severance pay. Our proposed acquisition by Elekta AB (publ), a Swedish corporation, would constitute a change of control under the terms of the severance agreement. See “Item 12 - Arrangements Relating to a Change of Control” below for more information pertaining to our proposed acquisition by Elekta.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of our board of directors are Gregory M. Avis, Robert J. Becker and Christopher M. Rose. None of these individuals has at any time been an officer or employee of ours or any of our subsidiaries.

COMPENSATION COMMITTEE REPORT

Overview, Philosophy and Current Trend

The Compensation Committee reviews and approves executive officer compensation. Executive compensation includes the following elements: base salaries, annual bonuses, stock options and various benefit plans.

The Compensation Committee is composed of three independent directors. It is the Compensation Committee’s objective that executive compensation be tied directly to the achievement of IMPAC’s performance objectives. Specifically, IMPAC’s executive compensation program is designed to reward executive performance that results in enhanced corporate and stockholder values. Published industry pay survey data is reviewed and relied upon in the Compensation Committee’s assessment of appropriate compensation levels, including the Radford Executive Survey which compiles data from companies in the computer and software industry of comparable size, performance, geographic location and growth rates.

The Compensation Committee recognizes that the industry sector in which IMPAC operates is highly competitive, with the result that there is substantial demand for qualified, experienced executive personnel. The Compensation Committee considers it crucial that IMPAC be assured of attracting and rewarding its executives who are essential to the attainment of IMPAC’s long-term strategic goals. For these reasons, the Compensation Committee believes IMPAC’s executive compensation arrangements must remain competitive with those offered by other companies of similar size, scope, performance levels and complexity of operations.

Annual Cash Compensation and Benefits

The Compensation Committee believes that the annual cash compensation paid to executives should be commensurate with both the executive’s and IMPAC’s performance. For this reason, IMPAC’s executive cash compensation consists of base compensation (salary), variable incentive compensation (bonus), as well as, in some cases, participation in the 2002 Employee Stock Purchase Plan. Base salaries for executive officers are established considering a number of factors, including IMPAC’s profitability, the executive’s individual performance and measurable contribution to IMPAC’s success, and pay levels of similar positions with comparable companies in the industry. The Compensation Committee supports IMPAC’s compensation philosophy of moderation for elements such as base salary and benefits. The Compensation Committee decides base salaries at the summer meeting prior to the beginning of each fiscal year as part of IMPAC’s formal executive officer annual salary review process.

IMPAC has adopted a cash bonus plan pursuant to which the executive officers and certain senior employees are eligible for quarterly and annual performance awards based upon IMPAC’s overall financial performance, as measured against revenue and profit targets, and the officer or employee’s individual performance. The financial performance targets are reviewed annually to meet the changing nature of IMPAC’s business. Performance against those targets is monitored on a quarterly basis and estimated bonus payments are made as long as the minimum quarterly revenue and profit targets are achieved. The incentive portion is set as an amount commensurate with the position within the company for all key management of IMPAC.

IMPAC provides benefits to the named executive officers that are generally available to all IMPAC employees, including, in some cases, participation in the 2002 Employee Stock Purchase Plan.

Stock Options

The Compensation Committee intends to use options grants to attract, retain and motivate IMPAC’s executive officers and other participants by providing them with a meaningful stake in IMPAC’s long-term success. In making its determinations, the Compensation Committee takes into consideration: (i) grants made to individuals in similar positions in comparable high technology companies, (ii) IMPAC’s then-current capital structure, (iii) participants’ contributions to IMPAC’s performance, both short- and long-term, (iv) prior stock option grants, especially as they relate to the number of options vested and unvested, and (v) the impact that total option grants made to all participants has on dilution of current stockholder ownership and IMPAC’s earnings.

In fiscal 2004, IMPAC did not make stock options grants to its chief executive officer.

Chief Executive Officer and President’s Compensation

Mr. Jachinowski’s compensation for fiscal 2004 was evaluated and approved by the Compensation Committee based upon a survey of comparable Chief Executive Officers’ salaries in the Bay Area and comparable companies. Mr. Jachinowski’s fiscal 2004 base salary was $336,000. In fiscal year 2004, the annual financial performance targets established pursuant to IMPAC’s cash bonus plan were not met and Mr. Jachinowski did not receive an award under the cash bonus plan for the second through the fourth quarters; however, the Compensation Committee did award Mr. Jachinowski a cash bonus of $18,871 for the first quarter of fiscal 2004, in accordance with the cash bonus plan.

Tax Deductibility of Executive Compensation

As a matter of policy, IMPAC believes it is important to retain the flexibility to maximize its tax deductions. Amendments to Section 162(m) of the Internal Revenue Code have eliminated the deductibility of most compensation over a million dollars in any given year. It is the policy of the Compensation Committee to consider the impact, if any, of Section 162(m) on IMPAC and to document as necessary specific performance goals to seek to preserve IMPAC’s tax deductions.

Compensation Committee

Gregory M. Avis, Chairman Robert J. Becker, MD Christopher M. Rose, MD

STOCK PERFORMANCE GRAPH

The graph below compares the cumulative total stockholder return on IMPAC Medical Systems, Inc. common stock with the cumulative total stockholder return of the Nasdaq National Market – US Index and the S&P 500 Heathcare Equipment & Services Index. All values assume an initial investment of $100 and the reinvestment of the full amount of all dividends and are calculated yearly through September 30, 2004. The graph begins on November 20, 2002, the date IMPAC’s common stock began trading on the Nasdaq National Market. The stockholder return shown on the graph below is based upon historical data and is not indicative of, nor intended to forecast, future performance of our common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Certain Stockholders, Directors and Executive Officers

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2004 by:

•	each of our directors and executive officers;

•	all directors and executive officers as a group; and

•	each person who is known by us to own beneficially more than 5% of our outstanding shares of common stock.

Except as otherwise noted, the address of each person listed in the table is c/o IMPAC Medical Systems, Inc., 100 West Evelyn Avenue, Mountain View, California 94041. The table includes all shares of common stock issuable within 60 days of December 31, 2004 upon the exercise of options beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power over such shares. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control regarding all shares beneficially owned. The applicable percentage of ownership for each stockholder is based on 9,942,150 shares of common stock outstanding as of December 31, 2004, together with applicable options for that stockholder. Shares of common stock issuable upon exercise of options beneficially owned were deemed outstanding for the purpose of computing the percentage ownership of the person holding these options and other rights, but are not deemed outstanding for computing the percentage ownership of any other person.

	Amount and Nature of Common Stock Beneficially Owned
	Number of Shares Beneficially Owned		Percent of Class
Joseph K. Jachinowski (13)	787,391	(1)	7.9%
James P. Hoey (13)	1,196,272	(2)	12.0%
David A. Auerbach (13)	1,170,584	(3)	11.8%
Kendra A. Borrego	26,985	(4)	*
Gregory M. Avis	5,000	(5)	*
Robert J. Becker, M.D.	86,439	(6)	*
Christopher M. Rose, M.D., F.A.C.R.	48,628	(7)	*
Gregory T. Schiffman	27,500	(8)	*
All directors and executive officers as a group (8 persons)	3,348,799	(9)	33.3%
Ronald J. Juvonen	1,203,200	(10)	12.1%
TimesSquare Capital Management, Inc.	752,500	(11)	7.6%
Persons and entities affiliated with Cimarron Management Company, Inc.	1,422,557	(12)	14.3%

*	Less than one percent of the outstanding shares of common stock.
(1)	Includes 41,875 shares issuable upon the exercise of outstanding stock options held by Mr. Jachinowski’s wife, Suzanne Hoey Jachinowski, which options are exercisable within 60 days of December 31, 2004, and 73,015 shares owned by Mr. Jachinowski’s wife. Does not include 11,252 shares held in trust for Mr. Jachinowski’s children, over which Mr. Jachinowski has neither voting nor dispositive power. Mr. Jachinowski disclaims beneficial ownership of all of these shares.
(2)	Includes 11,252 shares held in trust for Mr. Jachinowski’s children reported by Mr. Hoey in his capacity as trustee, and 42,570 shares held in trust for Mr. Auerbach’s children reported by Mr. Hoey in his capacity as trustee. Does not include 41,142 shares held in trust for Mr. Hoey’s children, over which Mr. Hoey has neither voting nor dispositive power, and with respect to which Mr. Hoey disclaims beneficial ownership.

(3)	Includes 41,142 shares held in trust for Mr. Hoey’s children reported by Mr. Auerbach in his capacity as trustee. Does not include 42,570 shares held in trust for Mr. Auerbach’s children, over which Mr. Auerbach has neither voting nor dispositive power, and with respect to which Mr. Auerbach disclaims beneficial ownership.
(4)	Includes 26,457 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of December 31, 2004.
(5)	Includes 5,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of December 31, 2004.
(6)	Includes 5,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of December 31, 2004.
(7)	Includes 15,000 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of December 31, 2004.
(8)	Includes 27,500 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of December 31, 2004.
(9)	Includes 120,832 shares issuable upon the exercise of outstanding stock options exercisable within 60 days of December 31, 2004.
(10)	Based on a Schedule 13G/A filed August 23, 2004 containing information as of August 13, 2004. The shares of IMPAC common stock indicated above are held by Downtown Associates I, L.P., Downtown Associates II, L.P., Downtown Associates III, L.P., Downtown Associates IV, L.P. and Downtown Associates V, L.P. (collectively, the “Downtown Funds”). The general partner of the Downtown Funds is Downtown Associates, L.L.C. As the managing member of Downtown Associates, L.L.C., Ronald J. Juvonen has sole power to vote and direct the disposition of all shares of IMPAC common stock held by the Downtown Funds. The address of Ronald J. Juvonen is c/o Downtown Associates, L.L.C., 674 Unionville Road, Suite 105, Kennett Square, PA 19348. According to a Schedule 13G/A filed January 21, 2005, as of January 19, 2005, Mr. Juvonen’s beneficial holdings had declined to 203,200 shares of IMPAC common stock.
(11)	Based on a Schedule 13G/A filed February 12, 2004 containing information as of December 31, 2003. All of such shares are owned by investment advisory clients of TimesSquare Capital Management, Inc. (“TimesSquare”). In its role as investment adviser, TimesSquare has sole voting power with respect to 0 shares, shared voting power with respect to 692,500 shares, sole dispositive power with respect to 0 shares and shared dispositive power with respect to 752,500 shares. As the ultimate parent company of TimesSquare, CIGNA Corporation may be deemed to beneficially own these shares and to share voting and dispositive power with TimesSquare. The address of TimesSquare is Four Times Square, 25th Floor, New York, NY 10036 and the address of CIGNA Corporation is One Liberty Place, Philadelphia, PA 19192.

(12)	Based on a Schedule 13G/A jointly filed by the persons and entities affiliated with Cimarron Management Company, Inc. on February 17, 2004 containing information as of December 31, 2003, several Section 16 filings, and information provided by Cimarron Management Company, Inc. to IMPAC. Cimarron Management Company, Inc. administers transactions in the shares reported above for the benefit of the following persons, but does not possess the power to vote or dispose of any of the shares held by such persons. The reported shares include the following number of shares held by the persons listed below, over which shares such persons have voting and dispositive power as indicated:

	Number of Shares Beneficially Owned	Number of Shares Beneficially Owned by Filing Person with
		Sole Voting Power	Shared Voting Power	Sole Dispositive Power	Shared Dispositive Power
IGSB-Karan I, LLC	806,563	806,563	—	806,563	—
IGSB-Keenan I, LLC	244,445	244,445	—	244,445	—
Alfred K. Herbert	4,400	1,000	3,400	1,000	3,400
Brynn E. Rauth	1,000	1,000	—	1,000	—
Duca Partnership	154,463	154,463	—	154,463	—
Suzanne S. Duca	164,463	—	164,463	—	164,463
Jeanne A. Lipkovits	3,595	3,595	—	3,595	—
Jason F. Hughes	600	600	—	600	—
Karen Herbert	450	450	—	450	—
Hilda L. Law	400	400	—	400	—
Lorraine Duca	3,595	3,595	—	3,595	—
Lindsey Duca	17,701	17,701	—	17,701	—
Linda J. Herbert	3,650	250	3,400	250	3,400
Maurice J. Duca	239,360	74,897	164,463	74,897	164,463
Steven L. Karan	15,749	15,749	—	15,749	—
Timothy K. Bliss	15,000	15,000	—	15,000	—
William R. Rauth III	64,099	64,099	—	64,099	—
William Rauth IV	1,000	1,000	—	1,000	—
Carol A. Streed	250	250	—	250	—
Luise M. Phelps	1,055,008	1,055,008	—	1,055,008	—
IGSB, LLC	1,051,008	1,051,008	—	1,051,008	—
IGSB, IEP I, L.P	1,051,008	1,051,008	—	1,051,008	—
Kelly Fox Flint	100	100	—	100	—

3,400 shares of common stock of IMPAC reported by Alfred K. Herbert and Linda J. Herbert are held by The Herbert Family Trust and reported by Alfred Herbert and Linda Herbert in their capacities as co-trustees. Alfred Herbert and Linda Herbert share voting and disposition powers with respect to such shares.

154,463 shares of common stock of IMPAC reported by Suzanne S. Duca and Maurice J. Duca are held by the Duca Partnership and reported by Suzanne Duca and Maurice Duca in their capacities as trustees of The Maurice J. Duca Family Trust and The Suzanne S. Duca Separate Property Trust, respectively, the general partners of the Duca Partnership. Suzanne Duca and Maurice Duca share voting and disposition powers with respect to such securities.

2,095 shares of common stock of IMPAC reported by Maurice Duca are held by the Marie Duca Educational Trust and reported by Maurice Duca in his capacity as trustee.

17,701 shares of common stock of IMPAC reported by Lindsey Duca are held by The Lindsey Duca Trust and reported by Lindsey Duca in her capacity as trustee.

72,802 shares of common stock of IMPAC reported by Maurice J. Duca are held by the Investment Group of Santa Barbara Money Purchase Pension Plan FBO Maurice J. Duca and reported by Maurice J. Duca in his capacity as trustee.

64,099 shares of IMPAC common stock reported by William R. Rauth III are held as follows: 20,699 shares by The Lindsey Duca Trust #2, 9,000 shares by The Michael Duca Trust #1 and 29,400 shares by The Michael Duca Trust #2. All of such shares are reported by William R. Rauth III in his capacity as trustee.

5,000 shares of common stock of IMPAC reported by William R. Rauth III are held by City National Bank as Trustee for the Stradling Yocca Carlson & Rauth Profit Sharing Plan FBO William R. Rauth III. William R. Rauth III has sole investment control over such shares without consultation with the trustee.

806,563 and 244,445 shares of common stock of IMPAC are held by IGSB-Karan I, LLC and IGSB-Keenan I, LLC, respectively, and are reported by IGSB IEP I, L.P. in its capacity as a controlling member of IGSB-Karan I, LLC and IGSB-Keenan I, LLC. Such 1,051,008 shares of common stock of IMPAC are also reported by IGSB, LLC, in its capacity as the General Partner of IGSB IEP I, L.P. and by Luise Phelps in her capacity as President of IGSB, LLC.

10,000 shares of common stock of IMPAC reported by Suzanne S. Duca and Maurice J. Duca are held by the LaCentra-Sumerlin Charitable Remainder Unitrust and reported by Suzanne S. Duca and Maurice J. Duca in their capacities as co-trustees. Suzanne S. Duca and Maurice J. Duca share voting and disposition powers with respect to such securities.

The address of Cimarron Management Company, Inc., and of each of the filing persons above is Cimarron Management Company, Inc., 1485 East Valley Road, Suite H, Santa Barbara, California 93108.

(13)	See the second paragraph of “Arrangements Relating to a Change of Control” below for information relating to certain arrangements Messrs. Jachinowski, Hoey and Auerbach have entered into with respect to their shares of IMPAC common stock.

Arrangements Relating to a Change of Control

On January 17, 2005, we entered into a definitive agreement to be acquired by Elekta AB (publ), a Swedish corporation. The consummation of the acquisition is subject to the approval of our stockholders, the receipt of necessary approvals under U.S. antitrust laws and other regulatory authorities, and other customary closing conditions. If the acquisition were to be consummated, we would become an indirect wholly-owned subsidiary of Elekta, which would constitute a change of control of IMPAC. The proposed acquisition is more fully discussed in the Form 8-K filed by us on January 19, 2005.

In connection with our proposed acquisition by Elekta AB (publ), a Swedish corporation, on January 17, 2005 each of Messrs. Jachinowski, Hoey and Auerbach, in their personal capacities and in their capacities as trustees for various family and childrens’ trusts, entered into stockholder agreements whereby each agreed to vote all of the shares held in his individual capacity or controlled by him as trustee in favor of the proposed acquisition, and, absent consent, against certain other corporate actions, including any change in our board of directors or amendment of our Certificate of Incorporation. Pursuant to the stockholder agreements, Messrs. Jachinowski, Hoey and Auerbach have also granted an affiliate of Elekta the option to purchase all of the covered shares of our common stock at a price of $24.00 per share. These options will only be exercisable under certain circumstances, including if the proposed acquisition does not occur because we approve or endorse an alternative acquisition proposal. The total shares potentially subject to these options constitute approximately 31% of our outstanding shares as of January 14, 2005. If the options were to become exercisable and were then exercised, such exercise could constitute a change of control of IMPAC.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of September 30, 2004.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity compensation plans approved by security holders	874,782	$11.15	3,508,335
Equity compensation plans not approved by security holders	—	—	—
Total	874,782	$11.15	3,508,335

(1)	Amount includes 2,570,901 shares of our common stock available for future issuance under our 2002 Stock Plan at September 30, 2004 and 937,434 shares of our common stock available for future issuance under our 2002 Employee Stock Purchase Plan at September 30, 2004.

Item 13. Certain Relationships and Related Transactions

During fiscal 2004, we did not engage in any transaction or series of similar transactions in which the amount involved exceeded or exceeds $60,000 and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, nor was any director or executive officer or any of their family members indebted to us or any of our subsidiaries in any amount in excess of $60,000 at any time, other than the transaction described below.

On April 12, 2004, Suzanne Hoey Jachinowski, our Director of Product Marketing, the wife of Joseph K. Jachinowski, our President and Chief Executive Officer, and the sister of James P. Hoey, our Executive Vice President and Chief Operations Officer, exercised options to purchase 10,000 shares of our common stock at an exercise price of $0.32 per share.

Item 14. Principal Accountant Fees and Services

Burr, Pilger & Mayer LLP served as IMPAC’s independent registered public accounting firm for the fiscal year ended September 30, 2004 and has been selected to serve as our independent registered public accounting firm for fiscal year 2005. A Burr, Pilger & Mayer LLP representative will attend the Annual Meeting, will have the opportunity to make a statement if he or she desires, and will be available to respond to appropriate questions. PricewaterhouseCoopers LLP served as our independent registered public accounting firm for the fiscal year ended September 30, 2003. The table below shows the fees paid to Burr, Pilger & Mayer LLP for services provided during fiscal year 2004 and the fees paid to PricewaterhouseCoopers LLP for services provided during fiscal year 2003.

	Fiscal Year 2003	Fiscal Year 2004
Audit fees	$396,000	$325,000
Audit-related fees	6,605	—
Tax fees	112,646	—
All other fees	—	—

Total	$515,251	$325,000

Prior to the engagement of non-audit services with Burr, Pilger & Mayer LLP, the Audit Committee is presented with an engagement letter and fee estimate for the services to be rendered. A discussion ensues between members of the audit committee and members of management to determine the appropriate scope of work to be performed. Once approval is obtained, the engagement letter is completed and work begins on the specified project. The Audit Committee pre-approved fees for all audit and non-audit services provided by our independent registered public accounting firm during the fiscal year ended September 30, 2004.

Audit Fees

The audit fees for the years ended September 30, 2003 and September 30, 2004 were for professional services rendered for the audits of IMPAC’s consolidated financial statements, reviews of the interim condensed consolidated financial statements included in Forms 10-Q, consents and assistance with review of documents filed with the Securities and Exchange Commission. For the year ended September 30, 2003, the audit fees were also for professional services rendered in connection with the issuance of comfort letters, statutory and subsidiary audits, and income tax provision procedures.

Audit-Related Fees

The audit-related fees for the year ended September 30, 2003 were for assurance and related services related to due diligence related to mergers and acquisitions. IMPAC did not pay any audit-related fees to Burr, Pilger & Mayer LLP for the fiscal year ended September 30, 2004.

Tax Fees

Tax fees as of the year ended September 30, 2003 were for services related to tax compliance, including the preparation of tax returns and claims for refund, tax planning and tax advice, including assistance with and representation in tax audits and appeals, advice related to mergers and acquisitions, tax services for employee benefit plans, and requests for rulings or technical advice from tax authorities. IMPAC did not pay any tax fees to Burr, Pilger & Mayer LLP for the fiscal year ended September 30, 2004.

All Other Fees

There were no other fees for the year ended September 30, 2003 or for the year ended September 30, 2004.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements of IMPAC Medical Systems, Inc. are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firms*

Consolidated Balance Sheets*

Consolidated Statements of Operations*

Consolidated Statements of Stockholders’ Equity*

Consolidated Statements of Cash Flows*

Notes to Consolidated Financial Statements*

Schedule II—Valuation and Qualifying Accounts*

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(2)	Exhibits:

See attached Exhibit Index.

*	Previously filed with the Original 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 28, 2005	IMPAC MEDICAL SYSTEMS, INC.

	By:	/s/ JOSEPH K. JACHINOWSKI
Joseph K. Jachinowski
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit

2.1	Asset Purchase Agreement, dated as of November 24, 2003, by and among Tamtron Corporation, Medical Registry Services, Inc., and IMPAC Medical Systems, Inc. (1)

3.1	Second Amended and Restated Certificate of Incorporation.(2)

3.2	Amended and Restated Bylaws.(2)

4.1	Specimen Stock Certificate.(3)

10.1	Software Distribution Agreement dated April 25, 2001 between IMPAC and Siemens Medical Systems, Inc.†(3)

10.2	Application Service Provider (ASP) Agreement dated May 31, 2002 between IMPAC and US Oncology, Inc.†(3)

10.3	Lease Agreement dated September 1, 1999 between the Revocable Living Trust dated March 23, 1987, Hillview Management, Inc. and IMPAC, as amended, for the premises in Mountain View, California.(3)

10.3.1	Second Addendum dated March 23, 2000 to Lease Agreement dated September 1, 1999 between the Revocable Living Trust dated March 23, 1987, Hillview Management, Inc. and IMPAC for the premises in Mountain View, California.(3)

10.3.2	Third Addendum dated February 5, 2003 to Lease Agreement dated September 1, 1999 between the Revocable Living Trust dated March 23, 1987, Hillview Management, Inc. and IMPAC for the premises in Mountain View, California.(4)

10.4	Form of Indemnification Agreement between IMPAC and each of its officers and directors.(3)

10.5	1993 Stock Option Plan.(3)

10.6	1998 Stock Plan.(3)

10.7	2002 Stock Plan, as amended and restated on November 18, 2003.(5)

10.8	2002 Employee Stock Purchase Plan.(3)

10.9	Form of Incentive Stock Option Agreement for 2002 Stock Plan.(2)

10.10	Form of Nonqualified Stock Option Agreement for 2002 Stock Plan.(2)

10.11	Summary of Fiscal Year 2005 Cash Bonus Plan.(7)

14.1	Code of Ethics.(6)

21.1	List of Subsidiaries of IMPAC.(7)

23.1	Consent of Independent Registered Public Accounting Firm – Burr, Pilger and Mayer LLP.(7)

23.2	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.(7)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(7)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(7)

31.3	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.(7)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.(7)

(1)	Incorporated by reference from Exhibit No. 99.2 to IMPAC’s Form 8-K filed November 25, 2003.
(2)	Incorporated by reference from the same numbered exhibit to IMPAC’s Form 10-Q for the quarter ended December 31, 2002.

(3)	Incorporated by reference from the same numbered exhibit to IMPAC’s registration statement on Form S-1 (File No. 333-89724).
(4)	Incorporated by reference from the same numbered exhibit to IMPAC’s registration statement on Form S-1 (File No. 333-104739).
(5)	Incorporated by reference from the same numbered exhibit to IMPAC’s Form 10-Q for the quarter ended March 31, 2004
(6)	Incorporated by reference from the same numbered exhibit to IMPAC’s Form 8-K filed September 9, 2004
(7)	Previously filed as an exhibit to the Original 10-K.
†	Confidential treatment requested as to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.