Form 10-Q
period 2004-12-31
IMPAC MEDICAL SYSTEMS INC
filed 2005-02-09
CIK 1026448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock outstanding as of February 4, 2005    9,950,318

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

The statements contained in this Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future. Forward looking statements include statements regarding the Company’s business strategy, timing of, and plans for, the introduction of new products and enhancements, future sales, market growth and direction, competition, market share, revenue growth, operating margins and profitability. All forward looking statements included in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statement. Actual results could differ materially from the Company’s current expectations. Factors that could cause or contribute to such differences include the Company’s ability to expand outside the radiation oncology market or expand into international markets, our inability to recognize revenue from multiple element software contracts where certain elements have been delivered, installed and accepted but other elements remain undelivered, lost sales or lower sales prices due to competitive pressures, the ability to integrate its products successfully with related products and systems in the medical services industry, reliance on distributors and manufacturers of oncology equipment to market its products, changes in Medicare reimbursement policies, the integration and performance of acquired businesses, outstanding securities litigation and other factors and risks discussed in our Form 10-K for the fiscal year ended September 30, 2004 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors Affecting Financial Performance” and other reports filed by the Company from time to time with the Securities and Exchange Commission.

PART I. FINANCIAL INF ORMATION

Item 1. Fina ncial Statements

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENS ED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2004	September 30, 2004
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$52,227	$54,605
Available-for-sale securities	1,115	115
Accounts receivable, net	18,999	16,850
Unbilled accounts receivable	645	696
Inventories	105	115
Deferred income taxes, net	7,630	7,630
Prepaid expenses and other current assets	5,195	4,879

Total current assets	85,916	84,890
Available-for-sale securities	6,163	3,574
Property and equipment, net	4,362	4,367
Deferred income taxes	1,247	1,247
Goodwill	15,509	15,509
Other intangible assets, net	7,111	7,692
Other assets	491	481

Total assets	$120,799	$117,760

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$475	$334
Accrued liabilities	3,682	4,128
Income taxes payable	2,485	3,082
Deferred revenue	45,385	41,023
Customer deposits, current	10,214	10,655

Total current liabilities	62,241	59,222
Customer deposits, net of current portion	302	302
Deferred revenue, net of current portion	78	74

Total liabilities	62,621	59,598

Stockholders’ equity:
Preferred stock	—	—
Common stock	10	10
Additional paid-in capital	50,503	50,431
Accumulated other comprehensive loss	(36)	(19)
Retained earnings	7,701	7,740

Total stockholders’ equity	58,178	58,162

Total liabilities and stockholders’ equity	$120,799	$117,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2004	2003
(In thousands, except per share data)
Net sales:
Software license and other, net	$8,842	$9,225
Maintenance and services	8,556	6,207

Total net sales	17,398	15,432

Cost of sales:
Software license and other, net	4,168	2,991
Maintenance and services	2,350	2,203
Amortization of purchased technology	382	69

Total cost of sales	6,900	5,263

Gross profit	10,498	10,169

Operating expenses:
Research and development	3,344	2,431
Sales and marketing	5,176	4,052
General and administrative	2,175	1,128
Amortization of intangible assets	199	51
Write-off of purchased in-process research and development	—	557

Total operating expenses	10,894	8,219

Operating income (loss)	(396)	1,950
Interest expense	—	(3)
Interest and other income	337	148

Income (loss) before benefit (provision) from income taxes	(59)	2,095
Benefit (provision) from income taxes	20	(691)

Net income (loss)	$(39)	$1,404

Net income (loss) per common share:
Basic	$(0.00)	$0.14

Diluted	$(0.00)	$0.14

Weighted-average shares used in computing net income (loss) per common share:
Basic	9,933	9,758

Diluted	9,933	10,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS O F CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2004	2003
(In thousands)
Cash flows from operating activities:
Net income (loss)	$(39)	$1,404
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	556	438
Amortization of intangible assets	581	120
Accretion of available-for-sale securities	30	34
Write-off of purchased in-process research and development	—	557
Provision for doubtful accounts	25	32
Deferred income taxes	—	(343)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,174)	(1,391)
Unbilled accounts receivable	52	—
Inventories	9	(3)
Prepaid expenses and other current assets	(316)	(117)
Other assets	(11)	37
Customer deposits	(441)	(221)
Accounts payable	137	(544)
Accrued liabilities	(440)	(1,810)
Income tax payable/refund receivable	(595)	503
Deferred revenue	4,382	965

Net cash provided by (used in) operating activities	1,756	(339)

Cash flows from investing activities:
Acquisition of property and equipment	(551)	(372)
Payments for the acquisition of Tamtron and MRS product lines	—	(22,430)
Purchases of available-for-sale securities	(3,634)	(1,076)
Proceeds from maturities of available-for-sale securities	—	1,450

Net cash used in investing activities	(4,185)	(22,428)

Cash flows from financing activities:
Principal payments on capital leases	—	(18)
Proceeds from the issuance of common stock, net	72	1,019

Net cash provided by financing activities	72	1,001

Net decrease in cash and cash equivalents	(2,357)	(21,766)
Effect of exchange rates on cash	(21)	7
Cash and cash equivalents at beginning of period	54,605	57,979

Cash and cash equivalents at end of period	$52,227	$36,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMPAC MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSO LIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IMPAC Medical Systems, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005, or for any future period. The balance sheet at September 30, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2004 included in the Company’s Form 10-K for the fiscal year ended September 30, 2004 filed December 14, 2004.

NOTE 2—Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Form 10-K filed on December 14, 2004 for the year ended September 30, 2004.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. As of December 31, 2004 and September 30, 2004, inventories were comprised entirely of finished goods.

Goodwill and other intangible assets

Goodwill and other intangible assets, including customer lists and acquired workforce, are stated at cost and are amortized on a straight-line basis over their estimated useful lives of generally two to five years. Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17 (“APB No. 17”), “Intangible Assets.” In accordance with SFAS No. 142, the Company has ceased amortizing goodwill and instead performs an assessment for impairment at least annually by applying a fair-value based test. The Company has also reclassified the unamortized balance of acquired workforce to goodwill. Accordingly, no goodwill or acquired workforce amortization was recognized during the three months ended December 31, 2003 and 2004. The annual goodwill impairment test was completed during the first quarter of fiscal 2005 and 2004, and did not result in any impairment of recorded goodwill.

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

The Company accounts for sales of software and maintenance revenue under the provisions of Statement of Position 97-2, (“SOP 97-2”), “Software Revenue Recognition,” as amended. SOP 97-2 requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor-specific objective evidence (“VSOE”) of the fair value of the delivered and/or undelivered elements. For hardware transactions where no software is involved, the Company applies the provisions of Staff Accounting Bulletin 104, “Revenue Recognition.”

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

Due to the significant implementation and customization efforts essential to the functionality of the related products, the Company recognizes the license and professional consulting services generated through the sale of pathology management information systems using the percentage-of-completion method using labor hours incurred as prescribed by SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts.” The progress toward completion is measured based on labor hours incurred as compared to total estimated hours to complete. The Company accounts for a change in estimate in the period the change was identified. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated.

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

Accounting for stock-based compensation

The Company uses the intrinsic value method of APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” in accounting for its employee stock options, and presents disclosure of pro forma information required under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS No. 148”). No compensation expense is included in the net income as reported during the three months ended December 31, 2004 and 2003.

Had compensation costs been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s total stock-based compensation cost, pro forma net income (loss) and pro forma net income (loss) per common share, basic and diluted, would have been as follows (in thousands, except per share data):

	Three Months Ended December 31,
	2004	2003
Net income (loss) as reported	$(39)	$1,404
Less stock-based compensation cost under a fair value method	(200)	(274)

Pro forma net income (loss)	$(239)	$1,130

Net income (loss) per common share, basic
As reported	$(0.00)	$0.14

Pro forma	$(0.02)	$0.12

Net income (loss) per common share, diluted
As reported	$(0.00)	$0.14

Pro forma	$(0.02)	$0.11

The determination of fair value of all options granted after the Company’s initial public offering include an expected volatility factor in addition to the risk free interest rate, expected term and expected dividends.

Other comprehensive income (loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on available-for-sale securities and cumulative translation adjustments represent the components of comprehensive income (loss) that were excluded from the net income (loss). Total comprehensive income (loss) for the three months ended December 31, 2004 and 2003 is presented in the following table (in thousands):

	Three Months Ended December 31,
	2004	2003
Net income (loss)	$(39)	$1,404
Other comprehensive income:
Change in unrealized gain (loss) on securities	(15)	(25)
Foreign currency translation adjustment	(2)	8

Comprehensive income (loss)	$(56)	$1,387

Net income (loss) per common share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of vested common shares outstanding for the period. Diluted net income (loss) per common share is computed giving effect to all potentially dilutive common stock equivalents.

A reconciliation of the denominator used in basic and diluted net income (loss) per common share follows (in thousands).

	Three Months Ended December 31,
	2004	2003
Weighted average shares used in computing basic net income per common share	9,933	9,758
Dilutive effect of options to purchase shares and employee stock purchase plan	—	482

Weighted-average shares used in computing diluted net income per common share	9,933	10,240

At December 31, 2004 and 2003, options to purchase approximately 501,000 and 90,000 shares of common stock, respectively, were excluded from the computation of diluted net income (loss) per common share as their effect is antidilutive.

Recent accounting pronouncements

FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Creation Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has not yet completed its evaluation on the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Creation Act.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in the Company’s fourth quarter of fiscal year 2005. The Company does not believe the adoption of SFAS No. 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which replaced SFAS No. 123 and superseded APB 25. SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123R, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25 but will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of earnings. SFAS No. 123R is effective beginning in the Company’s fourth quarter of fiscal year 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS No. 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. The impact on the Company’s consolidated financial statements of applying the Black-Scholes option valuation method of accounting for stock options is disclosed in the Accounting for Stock-Based Compensation section above.

NOTE 3 – Other Intangible Assets

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets on the consolidated balance sheets as follows (in thousands):

	December 31, 2004	September 30, 2004
Technology	$9,398	$9,398
Customer base	3,388	3,388
Non-compete	260	260
Trade name	469	469

	13,515	13,515
Accumulated amortization	(6,404)	(5,823)

Total other intangible assets, net	$7,111	$7,692

Amortization expense for those intangible assets still required to be amortized under SFAS No. 142 was $581,000 and $120,000 and for the three months ended December 31, 2004 and 2003, respectively. The Company estimates amortization expense on a straight-line basis to be $1,744,000 for the remainder of fiscal 2005. For fiscal years 2006 through 2011, the Company estimates amortization expense of $1,797,000, $1,410,000, $1,410,000, $468,000, $141,000 and $28,000, respectively.

NOTE 4 – Commitments

Operating leases

The Company leases its facilities and premises under noncancelable operating leases, which expire between October 2004 and March 2007. The leases in Mountain View, California and in Cambridge, Massachusetts have options to extend the leases for additional terms ranging from two to five years. Under these agreements, the Company is responsible for certain maintenance costs, taxes and insurance expenses. The Company also leases premises in various locations on a month to month basis.

In addition, the Company leases three automobiles and office equipment under operating leases with expiration dates through July 2007, each having purchase options at the end of the lease term. At December 31, 2004, aggregate future minimum payments under noncancelable operating leases are as follows (in thousands):

Fiscal Year
Remainder of 2005	$2,351
2006	2,753
2007	1,115

$6,219

In July 2002, the Company entered into service agreements for telecommunications services through 2007. The services contracted for include wireless, frame-relay, voice/data and internet transport services. In September 2004, the Company entered into a distribution agreement with Advizor Solutions to provide third party analysis products. At December 31, 2004, total future minimum obligations under these agreements are as follows (in thousands):

Fiscal Year
Remainder of 2005	$670
2006	870
2007	561

$2,101

Capital lease obligations

During 2000, the Company acquired office furniture under a capital lease. Payments, comprising both principal and interest, were due in sixty equal monthly installments through March 2005. The Company paid the capital lease in full during fiscal year 2004.

In connection with the Tamtron/MRS acquisition in December 2003, the Company assumed several capital lease obligation liabilities. The Company paid all acquired capital leases off in full during fiscal year 2004.

Royalties and software development agreement

The Company has contracted with third parties to supply data used in conjunction with the Company’s products. These contracts provide for payment of royalties ranging from 1.0% to 5.0% of future net sales from certain products.

Legal proceedings

Purported Shareholder Class Action Lawsuits

The following three putative securities class actions that were filed after the Company’s March 1, 2004 announcement of its intent to restate its financial statements for fiscal years 2000 through 2003 have been voluntarily dismissed by the plaintiffs that filed the actions.

On September 8, 2004, an alleged shareholder of the Company filed a putative securities class action lawsuit in the United States District Court for the Northern District of California. See Operating Engineers Construction Industry and Miscellaneous Pension Fund (Local 66 — Pittsburgh), on Behalf of Itself and All Others Similarly Situated v. IMPAC Medical Systems, Inc., Joseph K. Jachinowski and Kendra A. Borrego (the “Operating Engineers action”). The lawsuit alleged, among other things, that during the period from November 20, 2002 to May 13, 2004 (the “class period”), the Company falsely reported its results for fiscal years 2000 to 2003 through improper revenue recognition, and thereby artificially inflated the price of the Company’s stock. The plaintiff purported to have brought this lawsuit as a class action on behalf of all persons who purchased the Company’s securities on the open market during the class period.

On September 14, 2004, two individuals filed a second purported securities class action lawsuit in the United States District Court for the Northern District of California that was substantively identical to the one filed on September 8, 2004. See Alan Lerner and Marvin Rogers, on Behalf of Themselves and All Others Similarly Situated v. IMPAC Medical Systems, Inc., Joseph K. Jachinowski and Kendra A. Borrego (the “Lerner action”). The second lawsuit alleged the same claims against the same defendants on behalf of the same purported class of shareholders (those who purchased the Company’s securities on the open market during the period from November 20, 2002 to May 13, 2004) as the earlier-filed lawsuit.

On September 21, 2004, another individual filed a third putative securities class action lawsuit in the United States District Court for the Northern District of California. See John Maras, Individually and On Behalf of All Others Similarly Situated v. IMPAC Medical Systems, Inc., Joseph Jachinowski, Kendra Borrego, David Auerbach, and James Hoey (the “Maras action”). This lawsuit alleged the same claims under the federal securities laws as the two earlier-filed lawsuits, and named as defendants, in addition to the Company and the two executives named in the two earlier-filed lawsuits, two other executive officers of the Company. This lawsuit alleged the same class period as the two earlier-filed actions (i.e., November 20, 2002 to May 13, 2004), and likewise alleged that during the class period the Company overstated its financial results for fiscal years 2000 to 2003 through improper revenue recognition, allegedly resulting in artificial inflation of the price of the Company’s stock during the class period. This action further alleged that each of the four individual defendants sold shares of the Company’s stock during the class period while in possession of material nonpublic information.

On January 11, 2005, the plaintiff in the Maras action filed a notice of voluntary dismissal of his complaint. In view of this notice of voluntary dismissal, the Court on January 12, 2005, entered an order directing the clerk of the court to close the case file and terminate all motions. On January 24, 2005, the plaintiff in the Operating Engineers action, and the plaintiffs in the Lerner action, filed a notice of voluntary dismissal of their respective complaints. On January 26, the Court entered an order in each of these cases directing the clerk to close the case file and terminate all motions.

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

NOTE 5 – Subsequent Events

Acquisition of the Company by Elekta AB

Elekta AB (“Elekta”) and the Company announced an agreement on January 18, 2005, under which Elekta will acquire the Company. The acquisition will enable Elekta, a world leading supplier of advanced clinical solutions for high precision radiation treatment of cancer and for non- or minimally invasive treatment of brain disorders, to offer customers a new, broad array of health care information products for clinical, administrative, outcomes and decision support purposes.

Under the terms of the agreement, Elekta will pay $24.00 in cash for each share of the Company’s common stock outstanding, which represents a premium of 22% over the Company’s closing price on January 14, 2005, and equates to a diluted equity value of approximately $250 million and an enterprise value of approximately $190 million. The merger is contingent upon approval of the transaction by the Company’s stockholders, receipt of Hart-Scott-Rodino regulatory approval and other customary closing conditions. The Company’s board of directors has approved the acquisition and recommends that stockholders vote in favor of the transaction. The Company intends to hold a special stockholders meeting to approve the merger in mid-April 2005 and to close the transaction shortly thereafter. Major stockholders of the Company, together holding approximately 33 percent of the Company’s shares, have entered into agreements with Elekta to vote their shares in favor of the transaction.

Legal proceedings

On January 21, 2005, an alleged holder of IMPAC common stock filed a purported class action lawsuit, “Stakely v. IMPAC Medical Systems, Inc., et al.” in California Superior Court for the County of Santa Clara. The complaint names as defendants IMPAC and each member of our board of directors. The complaint alleges that, in pursuing the merger with Elekta and approving the merger agreement, the directors violated their fiduciary duties to the holders of IMPAC common stock by, among other things, failing to implement a process designed to maximize stockholder value, engaging in self-dealing and securing benefits for certain officers and directors of IMPAC at the expense of the plaintiffs and other stockholders. The complaint seeks a preliminary and permanent injunction to enjoin the company from consummating the merger, as well as attorneys’ fees and other remedies.

Item 2. M anagement’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes appearing in our Form 10-K for the fiscal year ended September 30, 2004 filed December 14, 2004. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth elsewhere in this Form 10-Q.

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

Acquisition of IMPAC by Elekta AB

Elekta AB (“Elekta”) and IMPAC Medical Systems, Inc. announced on January 18, 2005 an agreement under which Elekta will acquire IMPAC. The acquisition will enable Elekta, a world leading supplier of advanced clinical solutions for high precision radiation treatment of cancer and for non- or minimally invasive treatment of brain disorders, to offer customers a new, broad array of health care information products for clinical, administrative, outcomes and decision support purposes.

Under the terms of the agreement, Elekta will pay $24.00 in cash for each share of IMPAC common stock outstanding, which represents a premium of 22 percent over the IMPAC closing price on January 14, 2005, and equates to a diluted equity value of approximately $250 million and an enterprise value of approximately $190 million. The merger is contingent upon approval of the transaction by IMPAC’s stockholders, receipt of Hart-Scott-Rodino regulatory approval and other customary closing conditions. IMPAC’s board of directors has approved the acquisition and recommends that stockholders vote in favor of the transaction. IMPAC intends to hold a special stockholders meeting to approve the merger in mid-April and to close the transaction shortly thereafter. Major stockholders of IMPAC, together holding approximately 33 percent of the company’s shares, have entered into agreements with Elekta to vote their shares in favor of the transaction.

Recent Factors Affecting Business

Although our revenues in fiscal 2004 increased over fiscal 2003, the growth rate in our core oncology point-of-care business, which constitutes the majority of our non-recurring revenue, slowed. We initially noted a softening of backlog in the first quarter of fiscal 2004, which, at the time, was within historical norms. However, bookings in our core business remained soft throughout 2004 and the softness continued in the first quarter of fiscal 2005. We believe several factors contributed to this softness.

First, on the radiation oncology front, all three linear accelerator manufacturers have introduced “next generation” devices which have new operator front-ends and require new integration strategies. This has created uncertainty in the marketplace as customers are not fully aware of the connectivity options and the device manufacturers have used it as a means to confuse the marketplace and bundle their proprietary solutions. We have begun testing our interfaces to the new devices in the first quarter of fiscal 2005 and will continue those activities throughout the next few months. Second, we are also facing increasing pressure from competitors who have bundled deals where the software component is being offered at significant discounts as we have seen price shifting from the software to the hardware components putting us at a pricing disadvantage. Third, the second quarter of fiscal 2004 also witnessed a consolidation of oncology software players with two independent medical oncology IT players being acquired by cancer related companies. Fourth, Medicare reimbursement policies also continue to damper oncology IT spending. Decreased reimbursements in the radiation oncology segment and anticipated reductions in the medical oncology segment led to delays in purchasing as facilities re-examine their budgets and return on investment expectations. Fifth, over the last several quarters our accounting restatements had an effect on bookings as some of our competitors used the event to sell against us. We completed our financial restatement in the first quarter of fiscal 2005. Finally, if our new installation backlog continues to contract, we will have less installation scheduling flexibility, which will expose our revenue stream to quarterly fluctuations if customers are not willing to take installation due to, for example, construction or equipment delays.

Net Sales and Revenue Recognition

We sell our products directly throughout the world and primarily in North America, Europe and the Pacific Rim countries. In addition, we use non-exclusive distributors to augment our direct sales efforts. Sales through our primary distributor, Siemens Medical Systems, Inc., represented 10.2% of our total net sales in the three months ended December 31, 2004 and 7.1% for the same period in fiscal 2004. Distributor sales as a percentage of net sales have increased over the past year as their demand for information technology products has grown. We have signed agreements with other distributors, which have not yet generated sales. Revenues from the sale of our products and services outside the United States accounted for 7.4% of our net sales in the three months ended December 31, 2004 and 2.1% of our net sales for the same period in fiscal 2004. International sales as a percentage of net sales have increased over the past year as the demand of our information systems have grown due to our international expansion and international distributor sales have increased.

We license point-of-care and registry software products. Our point-of-care products are comprised of modules that process administrative, clinical, imaging and therapy delivery information. Our registry products aggregate data on patient outcomes for regulatory and corporate reporting purposes. Currently, a majority of our point-of-care software is licensed on a perpetual basis, and a majority of our registry sales are licensed on a term basis.

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

We have experienced significant variations in revenues and operating results from quarter to quarter. Our quarterly operating results may continue to fluctuate due to a number of factors, including: the timing, size and complexity of our product sales and implementations; our inability to recognize revenue from multiple element software contracts where certain elements have been delivered, installed and accepted but other elements remain undelivered; construction delays at client centers which impact our ability to install products; the timing of installation of third party medical devices, including accelerators, simulation machines and imaging devices, at client sites, which must be installed before we can implement our systems; overall demand for healthcare information technology; and other factors discussed in our Form 10-K for the fiscal year ended September 30, 2004 filed December 14, 2004.

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

Our sales arrangements with customers frequently cover multiple products and services. Our revenue is subject to SOP 97-2, as further discussed in Note 2 to our condensed consolidated financial statements. In approximately two-thirds of our arrangements, our customers request delivery and installation of our software products in one phase, and we generally can recognize revenue when the software products have been installed and accepted by our customers. In the balance of our arrangements, our customers request that delivery and installation of our software products be delivered in multiple phases. Such multiple phased installations may be requested, for example, when the customer has not installed medical devices with which our software will interact. In those instances, revenue for the entire arrangement generally cannot be recognized until the last software product is installed and accepted. In a few instances, the customer may never request delivery of all the software products included in the arrangement. In those instances, revenue from the arrangement is recognized at the time we make the judgment, based on sufficient competent evidence, that it is remote that the customer will request delivery of the remaining undelivered software products, i.e., when they have been constructively cancelled.

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

We recognize revenue from third-party products and related configuration and installation services sold with our licensed software upon acceptance by the customer. We recognize revenue from third-party products sold separately from our licensed software upon delivery. Third-party products represented 3.0% of our total net sales in the three months ended December 31, 2004 and 4.3% for the same period in fiscal 2004. The decrease in third-party sales as a percentage of net sales is attributable to a lower growth rate in our third-party product sales.

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

Due to the significant implementation and customization efforts essential to the functionality of the related products, we recognize the license and professional consulting services generated through the sale of pathology management information systems using the percentage-of-completion method using labor hours incurred as prescribed by SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts.” The progress toward completion is measured based on labor hours incurred as compared to total estimated hours to complete. We account for a change in estimate in the period the change was identified. Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated.

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

A significant portion of facility, infrastructure and maintenance costs are allocated as overhead to other functions based on distribution of headcount. We expect that our general and administrative expenses will increase if we continue as a public company.

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

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,
	2004	2003
Sales:
Software license and other, net	50.8%	59.8%
Maintenance and services	49.2	40.2

Total net sales	100.0	100.0

Cost of sales:
Software license and other, net	24.0	19.4
Maintenance and services	13.5	14.3
Amortization of purchased technology	2.2	0.4

Total cost of sales	39.7	34.1

Gross profit	60.3	65.9

Operating expenses:
Research and development	19.2	15.8
Sales and marketing	29.8	26.3
General and administrative	12.5	7.3
Amortization of intangible assets	1.1	0.3
In-process research and development write-off	—	3.6

Total operating expenses	62.6	53.3

Operating income (loss)	(2.3)	12.6
Interest and other income, net	2.0	1.0

Income (loss) before benefit (provision) from income taxes	(0.3)	13.6
Benefit (provision) from income taxes	0.1	(4.5)

Net income (loss)	(0.2)%	9.1%

Comparison of Three Months Ended December 31, 2004 and 2003

Net Sales. Net sales increased 12.7% to $17.4 million in the three months ended December 31, 2004 from $15.4 million for the same period in fiscal 2004 including $3.3 million related to the acquisition of certain assets and certain liabilities of Tamtron Corporation (“Tamtron”) and Medical Registry Services, Inc. (“MRS”), the PowerPath® pathology information management and cancer registry information system businesses of IMPATH Inc.

Net software sales decreased 4.2% to $8.8 million in the three months ended December 31, 2004 from $9.2 million for the same period in fiscal 2004. The decline is a result of decreased sales of new systems in oncology of $1.9 million, decreased sales of additional products to existing customers of $564,000 and imaging systems of $332,000, partially offset by increased sales of registry systems of $1.3 million and pathology lab systems of $1.1 million. We deferred a net $2.3 million of software license revenue in the three months ended December 31, 2004 as compared to $162,000 for the same period in fiscal 2004.

Maintenance and services sales increased 37.8% to $8.6 million for the three months ended December 31, 2004 from $6.2 million for the same period in fiscal 2004. Maintenance and support contracts accounted for $2.2 million of the total $2.4 million increase with the remaining portion attributed to increased non-contract training and support. The acquired pathology line of business contributed $891,000 of the total increase in maintenance and services. Our continued high customer retention on maintenance and support contracts, general price increases, deferral of installed and accepted software license revenue, and expansion of our service offerings all contributed to the growth of maintenance and services as a percentage of net sales.

Cost of Sales. Total cost of sales increased 31.1% to $6.9 million for the three months ended December 31, 2004 from $5.3 million for the same period in fiscal 2004. Our gross margin decreased to 60.3% for the three months ended December 31, 2004 from 65.9% for the same period in fiscal 2004.

Cost of sales relating to net software sales increased 39.4% to $4.2 million for the three months ended December 31, 2004 from $3.0 million for the same period in fiscal 2004. Our gross margin associated with net software sales decreased to 52.9% for the three months ended December 31, 2004 compared to 67.6% for the same period in fiscal 2004. The increase in expenses was related to $772,000 in employee costs for additional and acquired employees, $303,000 in supplies and materials, $67,000 in travel costs, $18,000 in implementation costs and $18,000 in telecommunication costs. The decline in the gross margin associated with net software sales related to fewer than projected implementations of new oncology systems as a result of flat order volume and a higher percentage of revenue deferrals compared to the same period in fiscal 2004.

Cost of sales relating to maintenance and services increased 6.7% to $2.4 million for the three months ended December 31, 2004 from $2.2 million for the same period in fiscal 2004. Our gross margin associated with maintenance and services increased to 72.5% for the three months ended December 31, 2004 from 64.5% for the same period in fiscal 2004. The increase in expenses of $147,000 was primarily related to increased employee related expenses. An increase in net sales of maintenance and services due to continued customer post-contract support renewals and revenue of the acquired product lines for the three months ended December 31, 2004 contributed to the improvement in our gross margin associated with maintenance and services.

In addition, due to the acquisition of MRS and Tamtron, amortization expense associated with purchased technology increased to $382,000 for the three months ended December 31, 2004 from $69,000 for the same period in fiscal 2004.

Research and Development. Research and development expenses increased 37.6% to $3.3 million for the three months ended December 31, 2004 from $2.4 million for the same period in fiscal 2004. As a percentage of total net sales, research and development expenses increased to 19.2% for the three months ended December 31, 2004 from 15.8% for the same period in fiscal 2004. Additional engineering headcount and the associated personnel expenses accounted for $891,000 and travel expenses accounted for $18,000 of the total increase in expenses. The increase as a percentage of total net sales in the three months ended December 31, 2004 was primarily due to increased engineering headcount associated with the acquired product lines in December 2003 and lower net sales.

Sales and Marketing. Sales and marketing expenses increased 27.7% to $5.2 million for the three months ended December 31, 2004 from $4.1 million for the same period in fiscal 2004. As a percentage of total net sales, sales and marketing expenses increased to 29.8% for the three months ended December 31, 2004 from 26.3% for the same period in fiscal 2004. The increase in expenses in absolute dollars related to $930,000 in employee related expenses, $309,000 in travel expenses, $99,000 in outside services, $56,000 in supplies and materials and $36,000 in telecommunication costs partially offset by a reduction in commissions of $236,000, sponsorships of $44,000 and advertising of $22,000. The increase as a percentage of total net sales in the three months ended December 31, 2004 was primarily due to the expansion and specialization of our domestic and international sales force and lower net sales.

General and Administrative. General and administrative expenses increased 92.8% to $2.2 million for the three months ended December 31, 2004 from $1.1 million for the same period in fiscal 2004. As a percentage of total net sales, general and administrative expenses increased to 12.5% for the three months ended December 31, 2004 from 7.3% for the same period in fiscal 2004. The increase in absolute dollars and as a percentage of total net sales in the three months ended December 31, 2004 was primarily due to increases in accounting and legal fees of $658,000 primarily related to our annual audit, restatement of our financial statements and negotiation of the proposed merger with Elekta, business insurance premiums of $133,000 for our directors and officers insurance renewal, outside services of $63,000, regulatory expenses of $46,000, employee related expense of $45,000, rent expense of $39,000 and other various net operational expenses of $52,000.

Amortization of Intangible Assets. Amortization expense increased to $199,000 for the three months ended December 31, 2004 from $51,000 for the same period in fiscal 2004. Our acquisition of substantially all of the assets of Tamtron and MRS in December 2003 increased amortization expense as it relates to customer base and trade name.

In-Process Research and Development. During the three months ended December 31, 2004, we did not have any transactions that required an in-process research and development write-off. During the three months ended December 31, 2003, we recorded a write-off of in-process research and development in the amount of $557,000 due to an analysis allocating the purchase price paid for certain intellectual property in that period. Both Tamtron and MRS were in the process of adding new functionality to their lines of software products and we believed there was sufficient risk in completing the technology to qualify the in-process research and development write-off.

Operating Income (Loss). Operating loss was $396,000 for the three months ended December 31, 2004 compared to operating income of $2.0 million for the same period in fiscal 2004. Operating income decreased significantly due to fewer than projected implementations of new oncology systems as a result of flat order volume, higher amortization of intangible assets related to the December 2003 asset purchases and additional fees associated with the annual audit, restatement of our financial statements and merger related expenses.

Interest and Other Income (Expense), Net. Interest and other income, net increased 132.4% to $337,000 for the three months ended December 31, 2004 from $145,000 for the same period in fiscal 2004. The increase was primarily related to a $148,000 settlement we received from a stockholder that had engaged in an inadvertent Section 16 matching transaction in our stock. The remaining increase was related to the investment of excess operating cash in available-for-sale securities and improved interest rates compared to the same period in fiscal 2004.

Income Taxes. Our effective tax rate increased to 34.0% during the three months ended December 31, 2004 from 33.0% during the same period in fiscal 2004 due to a reduction of research and development tax credits.

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

The components of backlog as of December 31, 2004 and 2003 and September 30, 2004 are as follows (amounts in thousands):

	December 31,		September 30,
	2004	2003	2004
Customer deposits	$10,516	$10,875	$10,957
Deferred software license revenue	19,509	15,061	17,234
Other deferred revenue	25,954	17,065	23,863
Unearned revenue	31,491	26,027	31,326

Total backlog	$87,470	$69,028	$83,380

Total backlog increased 26.7% to $87.5 million at December 31, 2004 from $69.0 million at December 31, 2003, and total backlog increased 4.9%, or $4.1 million, from $83.4 million at September 30, 2004. During the three months ended December 31, 2004, bookings in our domestic core oncology point-of-care business were flat. We initially noted a softening of backlog in the three months ended December 31, 2003; however, at that time the amount was within historical norms and we expected our typical second quarter upswing. Bookings remained soft during the balance of fiscal 2004, and they continued that trend in the three months ended December 31, 2004. Of the total $87.5 million of backlog at December 31, 2004, we expect to recognize approximately $82.7 million of our backlog during the twelve months following December 31, 2004 with the remaining portion to be completed in subsequent periods. However, we cannot assure you that contracts included in backlog will generate the specified revenues or that these revenues will be fully recognized within the specified time periods.

Deferred revenue increased $13.4 million to $45.5 million at December 31, 2004 from $32.1 million at December 31, 2003. Of the $13.4 million increase, deferred oncology software license revenue and the related deferred maintenance and support contributed $5.6 million. The remaining $7.8 million increase relates to other deferred revenue of $4.7 million in post contract maintenance and support for oncology products, $1.4 million of pathology license revenue, $977,000 in registry term licenses and $717,000 in post-contract maintenance and support for pathology products.

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

Liquidity and Capital Resources

We have financed our operations since inception primarily through cash from operating activities, a $4.0 million private placement of equity in 1996, net proceeds of $24.4 million from our initial public offering of common stock in November 2002 and net proceeds of $3.2 million from our secondary public offering of common stock in May 2003. Cash, cash equivalents and available-for-sale securities were $59.5 million at December 31, 2004 compared to $45.6 million at December 31, 2003.

During the three months ended December 31, 2004, net cash provided by operating activities was $1.8 million compared to $339,000 of net cash used in operating activities for the same period in fiscal 2004. In the three months ended December 31, 2004, cash provided by operations was primarily attributable to net income (loss) after adjustment for the non-cash charges relating to depreciation and amortization, an increase in deferred revenue, an increase in accounts payable and a decrease in unbilled accounts receivable partially offset by increases in accounts receivable, prepaid expenses and other current assets and a decrease in accrued liabilities, income taxes payable and customer deposits. Cash used in operations during the three months ended December 31, 2003 was primarily attributable to an increase in deferred income taxes and accounts receivable and a decrease in accrued liabilities. These uses of cash were partially offset by net income after non-cash adjustments for depreciation and amortization and the $557,000 write-off of acquired in-process research and development and an increase in deferred revenue. As discussed in the Backlog section, bookings in our core oncology point-of-care business have unexpectedly flattened over the last year. As a result, the subsequent impact of flattened orders may effect the historical trend of operating cash in subsequent quarters.

In determining average days’ sales outstanding and accounts receivable turnover, we use our gross annual invoicing and gross accounts receivable balances in each calculation as we believe this provides a more conservative and relevant measurement basis due to the significance of our deferred revenue. Our accounts receivable turnover decreased to 4.0 for the three months ended December 31, 2004 from 4.2 for the same period in fiscal 2004. Our days’ sales outstanding at December 31, 2004 increased to 88 from 86 at December 31, 2003. We have added collections personnel during the last quarter, and we continue our efforts to improve collections by formalizing escalation procedures and improving internal communications. Revenue is only recognized when all of the criteria for revenue recognition have been met which is upon acceptance and invoicing of the final balance of the fee unless the invoice has payment terms extending longer than 60 days. Any invoice that has payment terms longer than 60 days is considered to have extended payment terms and is not recognized as a receivable or revenue until it is due and payable.

Net cash used in investing activities was $4.2 million for the three months ended December 31, 2004 and $22.4 million for the same period in fiscal 2004. During the three months ended December 31, 2004, cash used in investing activities related to the purchase of available-for-sales securities of $3.6 million with excess operating cash and the acquisition of $551,000 of capital equipment. During the three months ended December 31, 2003, cash used in investing activities primarily related to the Tamtron/MRS acquisition. Total cash outlays for this acquisition amounted to approximately $22.4 million, including acquisition costs.

Net cash provided by financing activities was $72,000 for the three months ended December 31, 2004, compared to $1.0 million for the same period in fiscal 2004. Cash provided by financing activities during the three months ended December 31, 2004 and 2003 can be attributed primarily to the issuance of common stock.

The following table describes our commitments to settle contractual obligations in cash not recorded on the balance sheet as of December 31, 2004 (in thousands). The telecommunications contracts with AT&T and others include wireless, frame-relay, voice/data and internet transport services.

Fiscal Year	Operating Leases	Telecommunications Contracts and Other	Total Future Obligations
Less than one year (before 9/30/2005)	$2,351	$670	$3,021
One to three years (10/1/2005–9/30/2008)	3,868	1,431	5,299

Total	$6,219	$2,101	$8,320

We expect to increase capital expenditures consistent with our anticipated growth in infrastructure and personnel. We also may increase our capital expenditures as we expand our product lines or invest in new markets. We believe that available funds and cash generated from operations will be sufficient to meet our operating requirements, assuming no change in the operations of our business, for at least the next 18 months.

Recent Accounting Pronouncements

FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Creation Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We have not yet completed our evaluation on the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Creation Act.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in our fourth quarter of fiscal year 2005. We do not believe the adoption of SFAS No. 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which replaced SFAS No. 123 and superseded APB 25. SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123R, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25 but will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of earnings. SFAS No. 123R is effective beginning in the Company’s fourth quarter of fiscal year 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS No. 123R. We have not yet determined which fair-value method and transitional provision we will follow. The impact on our consolidated financial statements of applying the Black-Scholes option valuation method of accounting for stock options is disclosed in the Accounting for Stock-Based Compensation section in Note 2 of the notes to the condensed consolidated financial statements.

Risk Factors Affecting Financial Performance

This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements relating to Elekta’s proposed acquisition of IMPAC. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of factors both in and out of our control, including the risks faced by us described below and elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended September 30, 2004. Potential risks and uncertainties regarding the acquisition include, among others, the requirement that IMPAC’s stockholders must approve the transaction, the required receipt of necessary regulatory approvals, including from the SEC and under applicable antitrust laws, other conditions to the closing of the merger, the possibility that the transaction will not close or that the closing may be delayed, and the effect of the announcement of the merger on IMPAC’s customer relationships, operating results and business generally, including the ability to retain key employees.

You should carefully consider the risks described in this Form 10-Q and in our Form 10-K for the fiscal year ended September 30, 2004. In addition, these risks are not the only ones facing us. We have only described the risks we consider to be the most material. However, there may be additional risks that are viewed by us as not material or are not presently known to us.

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

We have been exposed to interest rate risk as it applies to our limited use of debt instruments and interest earned on holdings of long and short-term marketable securities. Interest rates that may affect these items in the future will depend on market conditions and may differ from the rates we have experienced in the past. A 10% change in interest rates would not be material to our consolidated results of operations. We reduce the sensitivity of our results of operations to these risks by maintaining an investment portfolio, which is primarily comprised of highly rated, short-term investments. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes.

We have operated mainly in the United States and greater than 99% of our sales were made in U.S. dollars in each of the three months ended December 31, 2004 and 2003. Accordingly, we have not had any material exposure to foreign currency rate fluctuations. Currently, all of our international distributors denominate all transactions in U.S. dollars. However, as we sell to customers in the United Kingdom and Europe through our recently formed UK subsidiary a majority of those sales may be denominated in euros or pounds sterling. The functional currency of our new UK subsidiary is pounds sterling. Thus, exchange rate fluctuations between the euro and pounds sterling will be recognized in the statements of operations as these foreign denominated sales are remeasured by our UK subsidiary. As exchange rate fluctuations occur between pounds sterling and the U.S. dollar, these fluctuations will be recorded as cumulative translation adjustments within stockholders’ equity as a component of accumulated other comprehensive income (loss) as our UK subsidiary is translated into U.S. dollars for consolidation purposes.

Item 4. Controls a nd Procedures

a. Evaluation Of Disclosure Controls And Procedures.

Joseph Jachinowski, our Chief Executive Officer, and Kendra Borrego, our Chief Financial Officer, conducted an evaluation of the effectiveness of IMPAC’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2004. Based on their evaluation, they each found the Company’s disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports that IMPAC files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that information required to be disclosed is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure, except as set forth below.

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

b. Changes in Internal Controls.

None.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Purported Shareholder Class Action Lawsuit Relating to Merger with Elekta

On January 21, 2005, an alleged holder of IMPAC common stock filed a purported class action lawsuit, “Stakely v. IMPAC Medical Systems, Inc., et al.” in California Superior Court for the County of Santa Clara. The complaint names as defendants IMPAC and each member of our board of directors. The complaint alleges that, in pursuing the merger with Elekta and approving the merger agreement, the directors violated their fiduciary duties to the holders of IMPAC common stock by, among other things, failing to implement a process designed to maximize stockholder value, engaging in self-dealing and securing benefits for certain officers and directors of IMPAC at the expense of the plaintiffs and other stockholders. The complaint seeks a preliminary and permanent injunction to enjoin the company from consummating the merger, as well as attorneys’ fees and other remedies.

Purported Shareholder Class Action Lawsuits Relating to Restatement Announcement

The following three putative securities class actions that were filed after the Company’s March 1, 2004, announcement of its intent to restate its financial statements for fiscal years 2000 through 2003 have been voluntarily dismissed by the plaintiffs that filed the actions.

On September 8, 2004, an alleged shareholder of the Company filed a putative securities class action lawsuit in the United States District Court for the Northern District of California. See Operating Engineers Construction Industry and Miscellaneous Pension Fund (Local 66 — Pittsburgh), on Behalf of Itself and All Others Similarly Situated v. IMPAC Medical Systems, Inc., Joseph K. Jachinowski and Kendra A. Borrego (the “Operating Engineers action”). The lawsuit alleged, among other things, that during the period from November 20, 2002 to May 13, 2004 (the “class period”), the Company falsely reported its results for fiscal years 2000 to 2003 through improper revenue recognition, and thereby artificially inflated the price of the Company’s stock. The plaintiff purported to have brought this lawsuit as a class action on behalf of all persons who purchased the Company’s securities on the open market during the class period.

On September 14, 2004, two individuals filed a second purported securities class action lawsuit in the United States District Court for the Northern District of California that was substantively identical to the one filed on September 8, 2004. See Alan Lerner and Marvin Rogers, on Behalf of Themselves and All Others Similarly Situated v. IMPAC Medical Systems, Inc., Joseph K. Jachinowski and Kendra A. Borrego (the “Lerner action”). The second lawsuit alleged the same claims against the same defendants on behalf of the same purported class of shareholders (those who purchased the Company’s securities on the open market during the period from November 20, 2002 to May 13, 2004) as the earlier-filed lawsuit.

On September 21, 2004, another individual filed a third putative securities class action lawsuit in the United States District Court for the Northern District of California. See John Maras, Individually and On Behalf of All Others Similarly Situated v. IMPAC Medical Systems, Inc., Joseph Jachinowski, Kendra Borrego, David Auerbach, and James Hoey (the “Maras action”). This lawsuit alleged the same claims under the federal securities laws as the two earlier-filed lawsuits, and named as defendants, in addition to the Company and the two executives named in the two earlier-filed lawsuits, two other executive officers of the Company. This lawsuit alleged the same class period as the two earlier-filed actions (i.e., November 20, 2002 to May 13, 2004), and likewise alleged that during the class period the Company overstated its financial results for fiscal years 2000 to 2003 through improper revenue recognition, allegedly resulting in artificial inflation of the price of the Company’s stock during the class period. This action further alleged that each of the four individual defendants sold shares of the Company’s stock during the class period while in possession of material nonpublic information.

On January 11, 2005, the plaintiff in the Maras action filed a notice of voluntary dismissal of his complaint. In view of this notice of voluntary dismissal, the Court on January 12, 2005, entered an order directing the clerk of the court to close the case file and terminate all motions. On January 24, 2005, the plaintiff in the Operating Engineers action, and the plaintiffs in the Lerner action, filed a notice of voluntary dismissal of their respective complaints. On January 26, the Court entered an order in each of these cases directing the clerk to close the case file and terminate all motions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits

2.1	Agreement and Plan of Merger Among Elekta AB (Publ), Erbium Acquisition Corporation and IMPAC Medical Systems, Inc., dated as of January 17, 2005 (incorporated by reference from Exhibit 2.1 to IMPAC’s Form 8-K filed January 19, 2005).

10.1	Severance Agreement between IMPAC Medical Systems, Inc. and Kendra Borrego, dated as of January 17, 2005 (incorporated by reference from Exhibit 10.1 to IMPAC’s Form 8-K filed January 19, 2005).

10.2	Elekta Sales Consultancy Agreement, dated October 5, 2004 between IMPAC and Elekta Limited.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

99.1	Form of Stockholder Agreement entered into by and among Elekta AB (publ), Erbium Acquisition Corporation and IMPAC Medical Systems, Inc. (incorporated by reference from Exhibit 99.2 to IMPAC’s Form 8-K filed January 19, 2005).

*	Confidential treatment requested as to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

IMPAC MEDICAL SYSTEMS, INC.
Registrant

Dated: February 9, 2005

/s/ JOSEPH K. JACHINOWSKI
Joseph K. Jachinowski Chairman of the Board, President and Chief Executive Officer

/s/ KENDRA A. BORREGO
Kendra A. Borrego Chief Financial Officer